Form 10-Q
period 1995-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1995-11-14
CIK 839345

November 13, 1995




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:	Boston Financial Qualified Housing Tax Credits L.P.  III
	Report on Form 10-Q for Quarter Ended September 30, 1995
	File No. 01-18462


Dear Sir/Madam:

Pursuant to the requirements of Section 15 (d) of the Securities
Exchange Act of 1934, there are filed herewith one manually signed copy and seven conformed copies of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,

Marie D. Ricciardi
Assistant Controller





QH3-10Q2.DOC
11/13/95

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

	OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from	     to
Quarter Ended September 30, 1995   Commission file number  01-18462

Boston Financial Qualified Housing Tax Credits L.P. III
(Exact name of registrant as specified in its charter)


Delaware                               04-3032106
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

101 Arch Street, Boston, Massachusetts          02110-1106
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code	  (617) 439-3911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)


COMBINED BALANCE SHEETS - September 30, 1995 and March 31, 1995


                                     September 30,      March 31,
                                          1995           1995
                                      (Unaudited)

Assets
Current assets:
        Cash and cash equivalents      $   192,446    $    155,456
        Accounts receivable                188,137         160,409
        Interest receivable                  9,921          18,704
        Notes receivable (Note 1)        1,462,693               -
        Prepaid expenses                    37,836          35,819
        Tenant security deposits            86,012          66,473
        Other current assets                78,852          78,059
                Total current assets     2,055,897         514,920

Marketable securities, at fair value
       (Note 2)                            732,404       2,200,946
Investments in Local Limited Partnerships,
net of provision for valuation of
$1,635,000 in 1995 and 1994 (Note 3)    34,129,251      36,694,357
Replacement reserves                        95,751          67,995
Rental property at cost, net of
accumulated depreciation                12,301,605      12,508,437
Deferred acquisition fees escrow           562,506         562,506
Deferred expenses, net of accumulated
amortization of $26,594 and $21,352 in
1995 and 1994, respectively                 98,721         103,963
                Total Assets           $49,976,135    $ 52,653,124

Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable to affiliates        $   508,340    $   356,743
 Accounts payable and accrued expenses     387,873        343,277
 Current portion of mortgage
        notes payable                    6,801,460      6,816,613
 Interest payable                          471,972        226,147
 Notes payable (Note 1)                    612,693              -
 Security deposits payable                  81,528         85,719
           Total current liabilities     8,863,866      7,828,499

Payable to Developer                       317,877        323,046
Deferred acquisition fees payable          562,506        562,506
General partner advances                   611,909        611,909
Mortgage notes payable                   2,754,684      2,764,484
                Total Liabilities       13,110,842     12,090,444

Minority interest in
Local Limited Partnerships                 598,188        602,393

Contingencies (Note 4)

Partners' Equity                        36,267,105     39,960,287
Total Liabilities and Partners' Equity $49,976,135    $52,653,124


BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended September 30, 1995 and 1994

                     Three Months Ended               Six Months Ended
                September 30,   September 30,   September 30,   September 30,
                    1995           1994            1995             1994
Revenue:
Rental            $    491,357       $ 420,533      $  955,559      $ 839,836
Investment              30,929          14,452          59,445         15,370
Other                   21,593          21,742          39,040         48,934
 Total Revenue         543,879         456,727       1,054,044        904,140

Expenses:
Asset management
fees related party     111,083         109,731         222,166        219,462
General and
administrative (includes
reimbursements to an
affiliate in the amounts
of $79,015 and $69,208
in 1995 and 1994,
respectively)          265,227         461,859         570,928        666,715
Property management fees,
related party             (806)         37,017          21,813         82,276
Rental operations
exclusive of
depreciation           458,901         462,437         883,154        812,791
Interest expense       173,460         193,900         343,344        364,018
Depreciation            90,555          87,853         181,391        175,705
Amortization            42,887          51,489          90,933        101,407
Total Expenses       1,141,307       1,404,286       2,313,729      2,422,374

Loss before
equity in losses
of Local Limited
Partnerships          (597,428)       (947,559)     (1,259,685)    (1,518,234)

Minority interest
in losses of Local
Limited Partnerships     1,861           3,464           4,204          5,680

Equity in losses
of Local Limited
Partnerships        (1,208,330)     (1,187,990)     (2,473,697)    (2,472,956)

Net Loss           $(1,803,897)    $(2,132,085)    $(3,729,178)   $(3,985,510)

Net Loss allocated:
General Partners  $    (18,039)    $   (21,321)    $    (37,292)  $   (39,855)
To Limited
Partners            (1,785,858)     (2,110,764)      (3,691,886)   (3,945,655)
                  $ (1,803,897)    $(2,132,085)    $ (3,729,178)  $(3,985,510)

Net Loss per Limited
Partnership Unit
(100,000 Units)   $     (17.86)    $    (21.11)    $     (36.92) $     (39.46)


BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
(Unaudited)
For the Six Months Ended September 30, 1995

                                                                Net
                                         Initial    Investor   Unrealized
                              General    Limited    Limited    Gains
                              Partners   Partners   Partners   (Losses)      Total
Balance at March 31, 1995  $  (475,891) $  5,000  $40,466,323 $(35,145)  $39,96

Net unrealized gains on
marketable securities
available for sale                   -         -            -    35,996       35,996

Net Loss                       (37,292)        -   (3,691,886)        -   (3,729,178)

Balance at
September 30, 1995         $  (513,183)  $ 5,000  $36,774,437  $    851  $36,267,105

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended September 30, 1995 and 1994

                                                1995               1994
Net cash used for operating activities     $ (627,852)       $ (1,134,120)

Cash flows from investing activities:
Purchases of marketable securities          (1,409,525)        (1,376,766)
Proceeds from sales and maturities
    of marketable securities                 2,918,867          2,002,399
Cash distributions received from Local
    Limited Partnerships                        53,505            124,861
Capital contributions paid to Local
    Limited Partnerships                       (43,321)                 -
Repayment of Local Limited
Partnership's mortgage                        (850,000)                 -
Additions to fixed assets                       (8,378)           (34,720)
Proceeds from insurance claim                   33,819                  -
Net cash provided by investing activities      694,967            715,774

Cash flows from financing activities:
Advance from (payments to) developer            (5,172)           244,000
Repayment of mortgages payable                 (24,953)           (24,059)
Net cash provided by (used for)
financing activities                           (30,125)           219,941

Net increase (decrease) in cash
    and cash equivalents                        36,990           (198,405)

Cash and cash equivalents, beginning           155,456            252,482

Cash and cash equivalents, ending          $   192,446       $     54,077

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to Combined Financial Statements
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of norma l recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.	Notes Receivable and Notes Payable

The Temple-Kyle Limited Partnership, a Local Limited Partnership in which the Partnership has invested, experienced financial difficulties which resulted in a default on its mortgage. In September 1995, as a result of the Joint Disclosure Statement and Plan of Reorganization agreed upon by affiliates of the Managing General Partner and the lender, the Partnership purchased the mortgage from the current lender for $850,000 plus a non-recourse note for $612,693. The non-recourse note is collateralized by a letter of credit from the Partnership. The Partnership will assume the terms of the original mortgage note and payments will commence November 1, 1995.


2.	Marketable Securities

A summary of marketable securities is as follows:

                                        Gross        Gross
                                        Unrealized   Unrealized      Fair
                             Cost       Gains        Losses          Value
Debt securities issued
by the US Treasury        $ 567,031   $   2,257    $  (5,303)     $  563,985

Mortgage backed securities   57,191           -          (36)         57,155

Other debt securities       107,331       3,933            -         111,264

Marketable Securities
at September 30, 1995     $ 731,553   $   6,190    $  (5,339)     $  732,404

Debt securities issued
by the US Treasury        $1,540,330  $       -    $ (13,264)     $1,527,066

Mortgage backed securities   501,041      2,878      (22,027)        481,892

Other debt securities        194,720          -       (2,732)        191,988

Marketable Securities
at March 31, 1995         $2,236,091  $   2,878    $ (38,023)     $2,200,946

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to Combined Financial Statements (continued)
(Unaudited)

2.  Marketable Securities (continued)

The contractual maturities at September 30, 1995 are as follows:
                                                 Fair
                                   Cost          Value

Due in one to five years        $ 674,362      $ 675,249
Mortgage backed securities         57,191         57,155
                                $ 731,553      $ 732,404

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $2,919,000 for the six months ended September 30, 1995. Included in investment income are gross gains of $19,800 and gross losses of $14,996 which were realized on these sales.


3.	Investment in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-four Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1995, excluding the Combined Entities:

Capital contributions to Local Limited
Partnerships and purchase price
paid to withdrawing partners of
Local Limited Partnerships                              $ 70,694,231

Cumulative equity in loss of Local Limited
Partnerships (excluding cumulative
unrecognized losses of $13,522,785)                      (39,939,156)

Cumulative cash distributions received from
Local Limited Partnerships                                (1,023,881)

Investments in Local Limited Partnerships
before adjustment                                         29,731,194

Excess of investment cost over the
underlying net assets acquired:

Acquisition fees and expenses                              7,154,323

Accumulated amortization of acquisition
fees and expenses                                         (1,121,266)


BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to Combined Financial Statements (continued)
(Unaudited)

3. Investment in Local Limited Partnerships (continued)

Investments in Local Limited Partnerships                 35,764,251

Reserve for valuation of investments in
Local Limited Partnerships                                (1,635,000)
                                                        $ 34,129,251

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities on the date of combination) in which the Partnership has invested is as follows:

Summarized Balance Sheets - June 30, 1995

Assets:
 Investment property, net                       $ 197,506,791
 Other assets, net                                 13,344,836
 Current assets                                     7,512,145
       Total Assets                             $ 218,363,772

Liabilities and Partners' Equity:
 Mortgages payable, net of current portion      $ 173,739,554
 Other liabilities                                 17,260,472
 Current liabilities                               13,285,883
       Total Liabilities                          204,285,909

Partners' Equity                                   14,077,863
Total Liabilities and Partners' Equity          $ 218,363,772

Summarized Income Statements - For the
Six Months Ended June 30, 1995

Rental and other income                         $  16,037,443

Expenses:
 Operating expenses                                 8,169,498
 Interest expense                                   7,960,938
 Depreciation and amortization                      4,372,792
Total expenses                                     20,503,228

Net Loss                                        $  (4,465,785)

Partnership's share of net loss                 $  (4,308,022)
Other partners' share of net loss               $    (157,763)

For the six months ended September 30, 1995, the Partnership has not recognized $1,838,792, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to Combined Financial Statements (continued)
(Unaudited)

4.  Other Matters and Contingencies

As previously reported, six local limited partnerships in which other Boston Financial partnerships have invested filed lawsuits against HUD challenging rent rollbacks that HUD was attempting to institute through the relevant Public Housing Agencies ("PHAs"). All six of these properties are subsidized under HUD's Section 8 Moderate Rehabilitation Program ("Mod Rehab"). In all of the cases, the courts granted summary judgments in favor of the local limited partnerships on the grounds that
the proposed roll backs were illegal.   In all of those cases, HUD and
the relevant PHAs appealed, and the district court rulings were upheld in two U.S. Courts of Appeals.

In the case of one of these six properties, HUD announced that it also intended to partially terminate the Housing Assistance Payment contract ("HAP").

While none of the Partnership's properties were parties to the six cases discussed above, approximately 21% of the gross proceeds of the offering has been invested in properties which are subsidized under the Section 8 Mod Rehab. The Partnership is bearing a portion of the litigation and related expenses because HUD and the Managing General Partner view the current cases as "test" cases in that many of the issues are universal to all Mod Rehab properties. In fact, most of the Partnership's Mod Rehab prope rties have entered into a settlement agreement with HUD.

The settlement agreement provides that if certain criteria are met, the mortgages on the Mod Rehab properties will then be refinanced; debt service savings will then be passed along to HUD in the form of reduced
Section 8 payments. In return, HUD has agreed to release any and all rent rollback or ineligible unit/relocation claims for Mod Rehab properties which participate in the settlement. In addition, during the quarter ended June 30, 1995, HUD has begun to pay certain rent adjustments which it has prev iously withheld from certain Mod Rehab Program Properties. The General Partner believes that the settlement is favorable to the Partnership and its Properties.

As previously reported, there have been investigations and prosecutions involving certain developers and other persons related to the Mod Rehab Program. It appears that such investigations and prosecutions are winding down, and it is not currently expected that these matters will have any material adverse impact on the Partnership and its Properties.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to the Combined Financial Statements (continued)
(Unaudited)

5.	Supplemental Combining Schedules

Balance Sheets

                               Boston Financial
                               Qualified Housing
                               Tax Credits       Combined        Eliminations     Combined
                               L.P. III (A)      Entities (B)        (A)            (A)
Assets
Current assets:
Cash and cash equivalents     $    88,400      $   104,046      $          -     $   192,446
Accounts receivable               544,094           90,816          (446,773)        188,137
Interest receivable                 9,921                -                 -           9,921
Notes receivable                1,462,693                -                 -       1,462,693
Prepaid expenses                        -           37,836                 -          37,836
Tenant security deposits                -           86,012                 -          86,012
Other current assets                    -           78,852                 -          78,852
 Total current assets           2,105,108          397,562          (446,773)      2,055,897

Marketable securities, at         732,404                -                 -         732,404
fair value Investments in
Local Limited Partnerships,
net of provision for valuation 34,605,651                -          (476,400)     34,129,251
Replacement reserves                    -           95,751                 -          95,751
Rental property at cost, net of
accumulated depreciation                -       12,301,605                 -      12,301,605
Deferred acquisition fees escrow  562,506                -                 -         562,506
Deferred expenses, net                  -           98,721                 -          98,721
   Total Assets               $38,005,669      $12,893,639      $   (923,173)    $49,976,135

Liabilities and Partners' Equity
Current liabilities:
Accounts payable to
      affiliates              $   481,690      $   473,423      $   (446,773)    $   508,340
Accounts payable and accrued
      expenses                     81,675          306,198                 -         387,873
Current portion of mortgage
notes payable                           -        6,801,460                 -       6,801,460
Interest payable                        -          471,972                 -         471,972
Notes payable                     612,693                -                 -         612,693
Security deposits payable               -           81,528                 -          81,528
Total current liabilities       1,176,058        8,134,581          (446,773)      8,863,866

Payable to developer                    -          317,877                 -         317,877
Deferred acquisition fees payable 562,506                -                 -         562,506
General partner advances                -          611,909                 -         611,909
Mortgage notes payable                  -        2,754,684                 -       2,754,684
Total Liabilities               1,738,564       11,819,051          (446,773)     13,110,842

Minority interest in Local
Limited Partnerships                    -               -            598,188         598,188

Partners' Equity               36,267,105        1,074,588        (1,074,588)     36,267,105
Total Liabilities and
Partners' Equity              $38,005,669      $12,893,639      $   (923,173)    $49,976,135


(A)  As of September 30, 1995.
(B)  As of June 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to the Combined Financial Statements (continued)
(Unaudited)

5. Supplemental Combining Schedules (continued)

Statements of Operations
For the Three Months Ended September 30, 1995

                          Boston Financial
                          Qualified Housing
                          Tax Credits         Combined         Elimination       Combined
                          L.P. III            Entities (B)        (A)               (A)

Revenue:
Rental                    $        -           $ 491,357        $       -     $   491,357
Investment, net               30,929                   -                -          30,929
Other                          4,453              17,140                -          21,593
  Total Revenue               35,382             508,497                -         543,879

Expenses:
Asset management fees,
 related party               111,083                   -                -         111,083
General and administrative   265,227                   -                -         265,227
Property management fees,
 related party                     -                (806)               -            (806)
Rental operations, exclusive
of depreciation                    -             458,901                -         458,901
Interest expense                   -             173,460                -         173,460
Depreciation                       -              90,555                -          90,555
Amortization                  40,266               2,621                -          42,887
  Total Expenses             416,576             724,731                -       1,141,307

Loss before equity in
losses of Local Limited
Partnerships                (381,194)           (216,234)               -        (597,428)

Minority interest in
losses of Local
Limited Partnerships               -                   -            1,861           1,861

Equity in losses of
Local Limited
Partnerships               (1,422,703)                 -          214,373      (1,208,330)

Net Loss                  $(1,803,897)         $(216,234)       $ 216,234     $(1,803,897)



(A)	For the three months ended September 30, 1995.
(B)	For the three months ended June 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to the Combined Financial Statements (continued)
(Unaudited)

5.	Supplemental Combining Schedules (continued)

Statements of Operations
For the Six Months Ended September 30, 1995

                          Boston Financial
                          Qualified Housing
                          Tax Credits          Combined         Eliminations  Combined
                          L.P. III (A)         Entities (B)         (A)         (A)

Revenue:
Rental                    $        -            $  955,559        $       -    $   955,559
Investment, net               59,445                     -                -         59,445
Other                         10,198                28,842                -         39,040
Total Revenue                 69,643               984,401                -      1,054,044

Expenses:
Asset management fees,
 related party               222,166                     -                -        222,166
General and administrative   570,928                     -                -        570,928
Property management fees,
 related party                     -                21,813                -         21,813
Rental operations, exclusive
 of depreciation                   -               883,154                -        883,154
Interest expense                   -               343,344                -        343,344
Depreciation                       -               181,391                -        181,391
Amortization                  85,691                 5,242                -         90,933
Total Expenses               878,785             1,434,944                -      2,313,729

Loss before equity in
losses of Local Limited
Partnerships                (809,142)             (450,543)               -     (1,259,685)

Minority interest in
losses of Local
Limited Partnerships               -                     -            4,204          4,204

Equity in losses of
Local Limited
Partnerships               (2,920,036)                   -          446,339     (2,473,697)

Net Loss                  $(3,729,178)          $ (450,543)       $ 450,543    $(3,729,178)

(A) For the six months ended September 30, 1995.
(B) For the six months ended June 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Notes to the Combined Financial Statements (continued)

5.Supplemental Combining Schedules (continued)

Statements of Cash Flows

                          Boston Financial
                          Qualified Housing
                          Tax Credits           Combined        Eliminations   Combined
                          L.P. III (A)          Entities (B)          (A)        (A)

Net cash provided by
(used for) operating
activities                $  (656,491)           $   28,639        $     -      $  (627,852)

Cash flows from
investing activities:
Purchases of
 marketable securities     (1,409,525)                    -               -      (1,409,525)
Proceeds from sales
 and maturities of
 marketable securities      2,918,867                     -               -       2,918,867
Cash distributions received
 from Local Limited
 Partnerships                  53,505                      -               -         53,505
Capital contributions paid
 to Local Limited Partnerships(43,321)                     -               -        (43,321)
Repayment of Local Limited
 Partnership's mortgage      (850,000)                     -               -       (850,000)
Additions to fixed assets           -                 (8,378)              -         (8,378)
Proceeds from insurance claim       -                 33,819               -         33,819
Net cash provided by
 investing activities         669,526                 25,441               -        694,967

Cash flows from financing
 activities:
Payments to developer               -                 (5,172)              -         (5,172)
Repayment of mortgage
 notes payable                      -                (24,953)              -        (24,953)
Net cash used for
  financing activities              -                (30,125)              -        (30,125)

Net increase in cash
 and cash equivalents          13,035                 23,955               -         36,990

Cash and cash equivalents,
        beginning              75,365                 80,091               -        155,456

Cash and cash equivalents,
        ending            $    88,400           $    104,046       $       -    $   192,446


(A)  For the six months ended September 30, 1995.
(B)  For the six months ended June 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $36,990 for the six months ended September 30, 1995. This increase is primarily attributable to net proceeds received from sales and maturities of marketable securities and cash received from Local Limited Partnerships, partially offset by purchases of marketable securities, cash used for operating activities, principal payments on mortgages and capital contributions to Local Limited Partnerships.

The Managing General Partner initially allocated 3% of the Gross
 Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75% and it transferred the additional funds to the reserve account. Funds approximating $194,000 have been withdrawn from the reserves to pay legal and other costs related to the Mod Rehab Issue discussed in Note 4 to the Combined Financial Statements. Additionally, professional fees relating to various property issues totaling approximately $1,307,000 have been paid from reserves. To date, reserve funds in the amount of $349,299 have been used to make additional capital contributions to two Local Limited Partners hips and the Partnership ha s paid $850,000 to purchase the mortgage of a Local Limited Partnership. At September 30, 1995, the reserve balance of approximately $257,000 is invested in various securities. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not lim ited to, the deferral of Asset Management Fees paid to an affiliate of t he Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.


Cash Distributions

No cash distributions were made in the quarter ended September 30, 1995. As of September 30, 1995, all required capital contributions have been made to Local Limited Partnerships. The interest that is earned on the funds held in reserves, as well as any cash distributions received from Local Limited Partnerships will first be used to fund operations of the Partnership. Based on the results of 1995 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three and six months ended September 30, 1995, Partnership operations resulted in a net loss of $1,803,897 and $3,729,178, respectively, compared to net losses of $2,132,085 and $3,985,510 for the respective 1994 periods. The decrease in net loss for the 1995 periods is primarily attributable to a decrease in general and administrative expenses partially offset by a slight increase in net rental revenue.

General and administrative expenses for the three and six months ended September 30, 1995 totaled $265,227 and $570,928, respectively, as compared to $461,859 and $666,715 for the respective 1994 periods. The decrease is primarily attributable to a decline in the expenses paid on behalf of the Combined Entities partially offset by an increase in legal fees.


Property Discussions

Limited Partnership interests have been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties located in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the sixty-nine Local Limited Partnerships in which the Partnership has invested have stable operations. The majority of these properties are operating at break-even or above.

A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

Willow Lake, located in Kansas City, Missouri, continues to improve operations. The new Local General Partner completed workout negotiations with the mortgage lender and execution of final workout documents occurred in February 1994. Both the former Local General Partner and management agent brought claims against the new Local General Partner and the Local Limited Partnership relating primarily to a return of certain advances that they made to Willow Lake prior to their removal. A settlement agreement w as recently entered into which called for a partial cash payment to the former management agent, a cash flow note, an interest bearing note, and the repurchase of the former Local General Partner's Special Limited Partner interest. The cash payment was made from the Partnership's reserves.

The Temple-Kyle Limited Partnership located in Temple, Texas, experienced financial difficulties which resulted in a default on its mortgage. The lender placed the property into involuntary bankruptcy in May 1993, as a protective measure. In January 1994, a bankruptcy trustee was appointed to oversee the Local Limited Partnership's affairs during the bankruptcy proceedings. Affiliates of the Managing General Partner reached an agreement with the lender on a Joint Disclosure Statement and Plan of Reorga nization. The plan called for the Partnership to purchase the mortgage from the current lender for $850,000 plus a non-recourse note for approximately $612,000, collateralized by a letter of credit from the Partnership.
Additionally, an affiliate of the Managing General Partner would replace the Local General Partner and the management agent. The Bankruptcy Court approved the Joint Disclosure Statement on July 12, 1995 and confirmed the Plan of Reorganization on September 13, 1995. The loan closing was held on September 29.

In June 1993, the Local General Partner of Temple-Kyle and certain affiliates (collectively, "Indeco") of thirteen Local Limited
Partnerships in which the Partnership invested, advised the Managing General Partner of increasing

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

personal and business financial difficulties and requested assistance in resolving the problems related to these Local Limited Partnerships. Indeco also served as the Local General Partner in fifteen other Local Limited Partnerships in Texas (collectively, the "Texas Partnerships") and in one other Local Limited Partnership in which other Boston Financial partnerships have invested. As a result, an affiliate of the Managing General Partner has become the controlling Local General Partner and management a gent of the Texas Partnerships. As a result of Indeco's actions and financial problems, the mortgages for the Texas Partnerships went into default. Among other things, Indeco did not maintain certain required reserves and escrows and the properties are in need of physical repair and improvement.

Since June 1993, affiliates of the Managing General Partner have been involved in intensive workout negotiations with the Federal governmental lender to the Texas Partnerships, the Rural Economic and Community Development Services (RECDS) (formerly called the Farmers Home Administration of the U.S. Department of Agriculture, FmHA). Affiliates of the Managing General Partner reached an agreement with RECDS for a comprehensive workout of the twenty-eight Texas Partnerships. The workout agreement included ad ditional loans and rental assistance, a debt service moratorium, through July 1995, and additional equity from the Partnership.

In August 1995, RECDS informed Boston Financial that it would extend the workout agreement for those properties which have had rehabilitation loans approved by RECDS. Twelve properties, including seven of the Partnership's, were then under agreement.

Completion of the work-out agreement has proven to be a very difficult undertaking, even with respect to the "funded" properties.
Consequently, the Managing General Partner has begun to explore other options including the admission of a new local general partner to the Texas Partnerships and the sale or transfer of many or all of the Indeco properties. At the current time the Managing General Partner believes that there is a reasonable chance that it will be able to preserve the Partnership's position in at least some of the seven "funded" Indeco properties. However, it can offer no assurance in this regard. The prospects for salvaging the Partnership's position in the six "unfunded" Indeco properties appear remote at this time. It is expected that the Partnership will shortly transfer its interest in the "unfunded" properties to RECDS or another party. Any termination of the Partnership's position in the Texas Partnerships will have certain tax consequences, including a recapt ure of tax credits. The M anaging General Partner will provide limited partners with an estimate of such tax consequences as soon as such information is available.

In May and August 1994, the primary principal of Indeco and certain of its affiliates filed for bankruptcy. The Managing General Partner has filed claims against these parties as part of the bankruptcy actions.

The Partnership is deemed to have control over the Texas Partnerships and no longer accounts for its investments in the Texas Partnerships on the equity method, but rather, beginning on November 1, 1993, combines the balance sheets, results of operations and cash flows of the Texas Partnerships into the financial statements of the Partnership.

It was previously reported that Harbour View Associates, located in Staten Island, New York, had defaulted on its HUD-insured loan and the lender assigned the loan to HUD. A workout proposal was submitted in December 1992 and was initially approved by HUD in March 1995. The Local General Partner is working with HUD on the final terms.

HUD has a new program to sell all performing and non-performing mortgages in a public auction process that is scheduled to take place on a region-by-region basis over the next few years. The mortgage of Harbour View may be included in a future auction. If the property's mortgage were assigned to a new lender, the property's continued

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

feasibility will depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

As previously reported, Regency Square and Rolling Hills, both located in Dayton, Ohio, have experienced low levels of occupancy and rental rates due to the deterioration of the local economy and the neighborhoods in which they are located. The mortgages of both properties have been assigned to HUD and workout plans were submitted to the agency but were rejected. In 1993, the Local General Partner engaged a new management company and occupancy has been improving, although still below satisfactory levels. Operating deficits have been funded by accruing interest expense. In February 1995, HUD notified the Local General Partner of its intention to foreclose upon Rolling Hills and Regency Square. An affiliate of the Managing General Partner became actively involved in the discussions with HUD to achieve work outs for these properties. Recently, HUD issued a verbal approval on three-year workout proposals for these properties which include the termination of any fore closure action in exchange for additional capital to fund capital improvements. Although it is projected that the workout arrangements will be in place for three years, HUD has the right to cancel the agreements during a sixty day period following each annual anniversary of the agreements, if HUD should sell the mortgage notes to a different party. Such a sale could occur as a result of the auctions discussed in the paragraph above. The additional capital will be paid from property escrows.

The Massachusetts Housing Finance Agency ("MHFA") is expected to approve a workout plan for Pleasant Plaza, located in Malden, Massachusetts, by the fourth quarter of 1995. The workout includes increased subsidy, the availability of $1.3 million from the Local General Partner's letter of credit to fund operating deficits, and the option to commit 25% of the units towards low income use in perpetuity. The property has been operating at a deficit due to its debt structure, however, the deficits are covered by operating deficit escrows of the Local General Partner and by the workout plan. As previously reported, affiliates and a principal of the sole owner of the Local General Partner of Pleasant Plaza filed for reorganization under Chapter 11 of the Bankruptcy Code in 1992. A preliminary Plan of Reorganization is expected to be submitted to the court by the end of 1995.

The original General Partner of Admiral Court, located in Philadelphia, Pennsylvania, was recently replaced by a new Local General Partner, Friends Rehabilitation Program, Inc., a leading non-profit manager and developer of affordable housing in Philadelphia. The new Local General Partner is refinancing the property's mortgage which will result in a lower debt service payment. A loan closing is expected by the end of November.

Shoreline and Waterfront, Buffalo, New York properties which share a common Local General Partner, have been experiencing occupancy problems due to the soft rental market. The Local General Partner is increasing marketing efforts to improve occupancy. Both properties have received approval for state grants to improve security systems. The properties carry cash flow mortgages from the state.

Two other properties in which the Partnership has invested have been experiencing negative cash flow due primarily to market conditions. The Managing General Partner is currently working with local management to ensure that the properties are maintained and that operations stabilize as soon as possible.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)



PART II	OTHER INFORMATION

Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 13, 1995

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By: Arch Street III, Inc.,
          its Managing General Partner





         Georgia Murray
         A Managing Director, Treasurer
         and Chief Financial Officer