Form 10-Q
period 1995-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1996-02-14
CIK 839345

February 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P. III
        Report on Form 10-Q Edgar for Quarter Ended December 31, 1995 File No. 01-18462


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

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

For the quarterly period ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

For Quarter Ended      December 31, 1995  Commission file number       01-18462

               Boston Financial Qualified Housing Tax Credits L.P. III
             (Exact name of registrant as specified in its charter)

 Delaware                                                    04-3032106
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

101 Arch Street, Boston, Massachusetts                       02110-1106
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (617)439-3911

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     Page No.
------------------------------                                    --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1995 (Unaudited)
           and March 31, 1995                                           1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1995 and 1994             2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1995    3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1995 and 1994                 4

         Notes to Combined Financial Statements (Unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13

PART II - OTHER INFORMATION

Items 1-6                                                               17

SIGNATURE                                                               18

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



         COMBINED BALANCE SHEETS - December 31, 1995 and March 31, 1995

                                                                    December 31,              March 31,
                                                                        1995                    1995
                                                                     (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                       $     297,958            $    155,456
   Accounts receivable, net                                                   284,439                 160,409
   Interest receivable                                                     8,924                  18,704
   Notes receivable (Note 1)                                           1,462,693                       -
   Prepaid expenses                                                       59,438                  35,819
   Tenant security deposits                                               93,673                  66,473
   Other current assets                                                   93,511                  78,059
                                                                   -------------            ------------
     Total current assets                                              2,300,636                 514,920

Marketable securities, at fair value (Note 2)                            733,166               2,200,946
Investments in Local Limited Partnerships, net
   of provision for valuation of $1,635,000 in
   1995 and 1994 (Note 3)                                             33,001,059              36,694,357
Replacement reserves                                                     169,913                  67,995
Rental property at cost, net of accumulated
   depreciation                                                       12,140,082              12,508,437
Deferred acquisition fees escrow                                         450,000                 562,506
Deferred expenses, net of accumulated
   amortization of $29,215 and $21,352 in
   1995 and 1994, respectively                                            96,100                 103,963
                                                                   -------------            ------------
     Total Assets                                                  $48,890,956             $52,653,124
                                                                   =============           =========

Liabilities and Partners' Equity
Current Liabilities:
   Accounts payable to affiliates                                  $     622,294            $    356,743
   Accounts payable and accrued expenses                                 458,639                 343,277
   Current portion of mortgage notes payable                           6,797,419               6,816,613
   Interest payable                                                      598,517                 226,147
   Notes payable (Note 1)                                                624,761                       -
   Security deposits payable                                              87,362                  85,719
                                                                   -------------            ------------
     Total current liabilities                                         9,188,992               7,828,499

Payable to Developer                                                    317,874                 323,046
Deferred  acquisition fees payable                                      450,000                 562,506
General partner advances                                                611,909                 611,909
Mortgage  notes  payable                                              2,749,784               2,764,484
                                                                  -------------             ------------
 Total Liabilities                                                   13,318,559               12,090,444


Minority interest in Local Limited Partnerships                         593,257                  602,393

Commitments and contingencies (Notes 4 and 5)

Partners' Equity                                                      34,979,140              39,960,287
                                                                   -------------            ------------
   Total Liabilities and Partners' Equity                          $  48,890,956             $52,653,124
                                                                   =============             ===========


The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         For the Three and Nine Months Ended December 31, 1995 and 1994

                                              Three Months Ended                         Nine Months Ended
                                     December 31,          December 31,         December 31,          December 31,
                                         1995                  1994                 1995                  1994
                                    -------------         -------------         -------------        ---------

Revenue:
   Rental                          $      430,097         $     431,296         $   1,385,656        $    1,271,132
   Investment                              14,406                 8,254                73,851                23,624
   Other                                  124,980                76,634               164,020               125,568
                                   --------------         -------------         -------------        --------------
     Total Revenue                        569,483               516,184             1,623,527             1,420,324
                                   --------------         -------------         -------------        --------------

Expenses:
   Asset management fees,
     related party                        111,083               105,027               333,249               324,489
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $119,178 and $88,834
     in 1995 and 1994,
     respectively)                        118,292               134,211               689,220               800,926
   Bad debt expense                         7,696                     -                 7,696                     -
   Property management fees,
     related party                          9,543                48,705                31,356               130,981
   Rental operations, exclusive
     of depreciation                      379,283               349,985             1,262,437             1,162,776
   Interest                               196,180               176,000               539,524               540,018
   Depreciation                           189,672                87,853               371,063               263,558
   Amortization                            45,328                50,688               136,261               152,095
                                   --------------         -------------         -------------        --------------
     Total Expenses                     1,057,077               952,469             3,370,806             3,374,843
                                   --------------         -------------         -------------        --------------

Loss before equity in losses of
   Local Limited Partnerships            (487,594)             (436,285)           (1,747,279)           (1,954,519)

Minority interest in losses of
   Local Limited Partnerships               4,932                 2,188                 9,136                 7,868

Equity in losses of Local
   Limited Partnerships                  (806,356)           (1,081,124)           (3,280,053)           (3,554,080)
                                   --------------         -------------         -------------        --------------

Net Loss                           $   (1,289,018)        $  (1,515,221)        $  (5,018,196)       $   (5,500,731)
                                   ==============         =============         =============        ==============

Net Loss allocated:
   To General Partners             $      (12,890)        $     (15,152)        $     (50,182)       $      (55,007)
   To Limited Partners                 (1,276,128)           (1,500,069)           (4,968,014)           (5,445,724)
                                   --------------         -------------         -------------        --------------
                                   $   (1,289,018)        $  (1,515,221)        $  (5,018,196)       $   (5,500,731)
                                   ==============         =============         =============        ==============

Net Loss per Limited
   Partnership Unit
   (100,000 Units)                       $( 12.76)             $ (15.00)             $ (49.68)             $ (54.46)
                                         ========              ========              ========              ========

The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1995

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners        Partners       (Losses)            Total

Balance at March 31, 1995            $  (475,891)     $   5,000      $  40,466,323    $  (35,145)    $   39,960,287

Net unrealized gains on
   marketable securities
   available for sale                          -              -                  -        37,049             37,049

Net Loss                                 (50,182)             -         (4,968,014)            -         (5,018,196)
                                     -----------      ---------      -------------    ----------     --------------

Balance at December 31, 1995         $  (526,073)     $   5,000      $  35,498,309    $    1,904     $   34,979,140
                                     ===========      =========      =============    ==========     ==============


The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1995 and 1994


                                                                                 1995                   1994
                                                                           --------------           ---------

Net cash used for operating activities                                     $    (775,393)           $ (1,362,958)
                                                                           -------------            ------------

Cash flows from investing activities:
    Purchases of marketable securities                                        (1,580,820)             (1,376,765)
    Proceeds from sales and maturities
      of marketable securities                                                 3,093,575               2,929,542
    Cash distributions received from Local
      Limited Partnerships                                                       284,846                 363,422
    Decrease in deferred acquisition fee escrow                                  112,500                 112,500
    Payment of deferred acquisition fee                                         (112,500)               (112,500)
    Repayment of Local Limited Partnership's mortgage                           (850,000)                      -
    Additions to fixed assets                                                    (36,527)                (42,418)
    Proceeds from insurance claim                                                 33,819                       -
                                                                           -------------            ------------
Net cash provided by investing activities                                        944,893               1,873,781
                                                                           -------------            ------------

Cash flows from financing activities:
    Advances from (payments to) developer                                         (5,172)                244,000
    Repayment of mortgages payable                                               (33,894)                (24,059)
    Additions to mortgage notes payable                                                -                   6,195
    Repayment of note payable                                                    (10,211)                      -
    Advances from affiliate                                                       22,279                       -
                                                                           -------------            ------------
Net cash provided by (used for) financing activities                             (26,998)                226,136
                                                                           --------------           ------------

Net increase in cash and cash equivalents                                        142,502                 736,959

Cash and cash equivalents, beginning                                             155,456                 252,482
                                                                           -------------            ------------

Cash and cash equivalents, ending                                          $     297,958            $    989,441
                                                                           =============            ============



The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Notes Receivable and Notes Payable

The Temple-Kyle Limited Partnership, a Local Limited Partnership in which the Partnership has invested, experienced financial difficulties which resulted in a default on its mortgage. In September 1995, as a result of the Joint Disclosure Statement and Plan of Reorganization agreed upon by affiliates of the Managing General Partner and the lender, the Partnership purchased the mortgage from the current lender for $850,000 plus a non-recourse note for $612,693. The non-recourse note is collateralized by a letter of credit from the Partnership. The Partnership assumed the terms of the original mortgage note and payments commenced November 1, 1995.


2.   Marketable Securities

A summary of marketable securities is as follows:

                                                                   Gross               Gross
                                                               Unrealized          Unrealized           Fair
                                               Cost                 Gains              Losses             Value

Debt securities issued by
   the US Treasury                        $   591,367           $   4,519            $  (2,517)      $   593,369

Mortgage backed securities                     56,957                 537                    -            57,494

Other debt securities                          82,938                   -                 (635)           82,303
                                          -----------           ---------            ---------       -----------

Marketable Securities
   at December 31, 1995                   $   731,262           $   5,056            $  (3,152)      $   733,166
                                          ===========           =========            =========       ===========

Debt securities issued by
   the US Treasury                         $1,540,330           $       -             $(13,264)       $1,527,066

Mortgage backed securities                    501,041               2,878              (22,027)          481,892

Other debt securities                         194,720                   -               (2,732)          191,988
                                          -----------           ---------            ---------       -----------
Marketable Securities
   at March 31, 1995                       $2,236,091           $   2,878             $(38,023)       $2,200,946
                                           ==========           =========             ========        ==========

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Marketable Securities (continued)

The contractual maturities at December 31, 1995 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in one to five years                                                     $   674,305     $   675,672
Mortgage backed securities                                                        56,957          57,494
                                                                             -----------     -----------
                                                                             $   731,262     $   733,166
                                                                             ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $3,094,000 for the nine months ended December 31, 1995. Included in investment income are gross gains of $22,943 and gross losses of $15,017 which were realized on these sales.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1995, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and
   purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                               $  70,650,910

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized
   losses of $15,009,990)                                                                        (40,745,511)

Cumulative cash distributions received from Local Limited Partnerships                            (1,259,690)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       28,645,709

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   7,154,323

   Accumulated amortization of acquisition
      fees and expenses                                                                              (1,163,973)
Investments in Local Limited Partnerships                                                         34,636,059

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                             $    33,001,059

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities on the date of combination) in which the Partnership has invested is as follows:

Summarized Balance Sheets - September 30, 1995 - Unaudited


Assets:
   Investment property, net                                                                    $ 195,200,473
   Other assets, net                                                                              13,449,721
   Current assets                                                                                  7,648,843
                                                                                               -------------
       Total Assets                                                                            $ 216,299,037
                                                                                               =============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                                                   $ 177,044,283
   Other liabilities                                                                              10,953,177
   Current liabilities                                                                            16,618,908
                                                                                               -------------
       Total Liabilities                                                                         204,616,368

   Partners' Equity                                                                               11,682,669
                                                                                               -------------
       Total Liabilities and Partners' Equity                                                  $ 216,299,037
                                                                                               =============

Summarized Income Statements - For the Nine
Months Ended September 30, 1995 - Unaudited

Rental and other income                                                                        $  23,735,193
                                                                                               -------------

Expenses:
   Operating expenses                                                                             12,548,873
   Interest expense                                                                               11,616,129
   Depreciation and amortization                                                                   6,554,209
                                                                                               -------------
       Total expenses                                                                             30,719,211

Net Loss                                                                                       $  (6,984,018)
                                                                                               =============

Partnership's share of net loss                                                                $  (6,597,050)
                                                                                               =============
Other partners' share of net loss                                                              $    (386,968)
                                                                                               =============

For the nine months ended December 31, 1995, the Partnership has not recognized $3,316,997, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

4.   Other Matters

As previously reported, six local limited partnerships in which other Boston Financial partnerships have invested filed lawsuits against HUD challenging rent rollbacks that HUD was attempting to institute through the relevant Public Housing Agencies ("PHAs"). All six of these properties are subsidized under HUD's Section 8 Moderate Rehabilitation Program ("Mod Rehab"). In all of the cases, the courts granted summary judgments in favor of the local limited partnerships on the grounds that the proposed rollbacks were illegal. In all of those cases, HUD and the relevant PHAs appealed, and the district court rulings were upheld in two U.S. Courts of Appeals.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Other Matters (continued)

In the case of one of these six properties, HUD announced that it also intended to partially terminate the Housing Assistance Payment contract ("HAP").

While none of the Partnership's properties were parties to the six cases discussed above, approximately 21% of the gross proceeds of the offering has been invested in properties which are subsidized under the Section 8 Mod Rehab. The Partnership bore a portion of the litigation and related expenses because HUD and the Managing General Partner viewed the six cases as "test" cases in that many of the issues are universal to all Mod Rehab properties. In fact, most of the Partnership's Mod Rehab properties have entered into a settlement agreement with HUD.


As previously reported, there have been investigations and prosecutions involving certain developers and other persons related to the Mod Rehab Program. It appears that such investigations and prosecutions are winding down, and it is not currently expected that these matters will have any material adverse impact on the Partnership and its Properties.

5.   Commitments

As previously reported, a $100,000 promissory note was executed as part of the settlement agreement with the former management agent of Willow Lake. If in the event of a default, the Partnership has guaranteed payment of the interest obligation and any costs of collection incurred by the lender with respect to the guaranty. The note calculates interest at a rate of 6% with a maturity date of January 1, 2005.

6.   Subsequent Event

Since June 1993, affiliates of the Managing General Partner have been involved in intensive workout negotiations with the Federal governmental lender to the Texas Partnerships, the Rural Economic and Community Development Services (RECDS) (formerly called the Farmers Home Administration of the U.S. Department of Agriculture, FmHA). Affiliates of the Managing General Partner reached an agreement with RECDS for a comprehensive workout of the twenty-eight Texas Partnerships. The workout agreement included additional loans and rental assistance, a debt service moratorium, through July 1995, and additional equity from the Partnership.

Completion of the workout agreements proved to be a very difficult undertaking. As a result, the Managing General Partner has entered into agreements to sell or transfer substantially all of the Indeco properties. The sales or transfers should be completed within the next thirty days.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

7.   Supplemental Combining Schedules

                                                  Balance Sheets

                                     Boston Financial
                                     Qualified Housing
                                        Tax Credits         Combined           Eliminations            Combined

                                       L.P. III (A)       Entities (B)              (A)                   (A)

Assets
Current assets:
   Cash and cash equivalents            $    174,725       $   123,233          $          -        $    297,958
   Accounts receivable, net                  652,945           110,939              (479,445)            284,439
   Interest receivable                         8,924                 -                     -               8,924
   Notes receivable                        1,462,693                 -                     -           1,462,693
   Prepaid expenses                           15,570            43,868                     -              59,438
   Tenant security deposits                        -            93,673                     -              93,673
   Other current assets                            -            93,511                     -              93,511
                                        ------------      ------------          ------------        ------------
     Total current assets                  2,341,857           465,224              (479,445)          2,300,636

Marketable securities, at fair value         733,166                 -                     -             733,166
Investments in Local Limited
   Partnerships, net of provision
   for valuation                          33,255,170                 -              (254,111)         33,001,059
Replacement reserves                               -           169,913                     -             169,913
Rental property at cost, net of
   accumulated depreciation                        -        12,140,082                     -          12,140,082
Deferred acquisition fees escrow             450,000                 -                     -             450,000
Deferred expenses, net                             -            96,100                     -              96,100
                                        ------------      ------------          ------------        ------------
     Total Assets                       $ 36,753,193      $ 12,871,319          $   (733,556)       $ 48,890,956
                                        ============      ============          ============        ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates       $    595,640      $    506,099          $   (479,445)       $    622,294
   Accounts payable and accrued
     expenses                                103,652           354,987                     -             458,639
   Current portion of mortgage
     notes payable                                 -         6,797,419                     -           6,797,419
   Interest payable                                -           598,517                     -             598,517
   Notes payable                             624,761                 -                     -             624,761
   Security deposits payable                       -            87,362                     -              87,362
                                        ------------      ------------          ------------        ------------
       Total current liabilities           1,324,053         8,344,384              (479,445)          9,188,992

Payable to developer                               -           317,874                     -             317,874
Deferred acquisition fees payable            450,000                 -                     -             450,000
General partner advances                           -           611,909                     -             611,909
Mortgage notes payable                             -         2,749,784                     -           2,749,784
                                        ------------      ------------          ------------        ------------
     Total Liabilities                     1,774,053        12,023,951              (479,445)         13,318,559

Minority interest in Local
   Limited Partnerships                            -                 -               593,257             593,257

Partners' Equity                          34,979,140           847,368              (847,368)         34,979,140
                                        ------------      ------------          ------------        ------------
     Total Liabilities and
       Partners' Equity                 $ 36,753,193      $ 12,871,319          $   (733,556)       $ 48,890,956
                                        ============      ============          ============        ============

(A) As of December 31, 1995.
(B) As of September 30, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

7.   Supplemental Combining Schedules (continued)

                                             Statements of Operations
                                   For the Three Months Ended December 31, 1995

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                               $          -       $   430,097       $        -     $    430,097
   Investment                                 14,406                 -                -           14,406
   Other                                      41,955            83,025                -          124,980
                                        ------------       -----------       ----------     ------------
     Total Revenue                            56,362           513,122                -          569,484
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees,
     related party                           111,083                 -                -          111,083
   General and administrative                118,292                 -                -          118,292
   Bad debt expense                            7,696                 -                -            7,696
   Property management fees,
     related party                                 -             9,543                -            9,543
   Rental operations, exclusive
     of depreciation                               -           379,283                -          379,283
   Interest expense                            9,381           186,799                -          196,180
   Depreciation                                    -           189,672                -          189,672
   Amortization                               42,707             2,621                -           45,328
                                        ------------       -----------       ----------     ------------
     Total Expenses                          289,159           767,918                -        1,057,077
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of
   Local Limited Partnerships               (232,798)         (254,796)               -         (487,594)

Minority interest in losses of Local
   Limited Partnerships                            -                 -            4,932            4,932

Equity in losses of Local Limited
   Partnerships                           (1,056,220)                -          249,864         (806,356)
                                        ------------       -----------       ----------     ------------

Net Loss                                $ (1,289,018)      $  (254,796)      $  254,796     $ (1,289,018)
                                        ============       ===========       ==========     ============


(A) For the three months ended December 31, 1995.
(B) For the three months ended September 30, 1995.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

7.   Supplemental Combining Schedules (continued)

                                             Statements of Operations
                                    For the Nine Months Ended December 31, 1995

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                               $          -       $ 1,385,656       $        -     $  1,385,656
   Investment                                 73,851                 -                -           73,851
   Other                                      52,153           111,867                -          164,020
                                        ------------       -----------       ----------     ------------
     Total Revenue                           126,004         1,497,523                -        1,623,527
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees,
     related party                           333,249                 -                -          333,249
   General and administrative                689,220                 -                -          689,220
   Bad debt expense                            7,696                 -                -            7,696
   Property management fees,
     related party                                 -            31,356                -           31,356
   Rental operations, exclusive
     of depreciation                               -         1,262,437                -        1,262,437
   Interest                                    9,381           530,143                -          539,524
   Depreciation                                    -           371,063                -          371,063
   Amortization                              128,398             7,863                -          136,261
                                        ------------       -----------       ----------     ------------
     Total Expenses                        1,167,944         2,202,862                -        3,370,806
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of
   Local Limited Partnerships             (1,041,940)         (705,339)               -       (1,747,279)

Minority interest in losses of Local
   Limited Partnerships                            -                 -            9,136            9,136

Equity in losses of Local Limited
   Partnerships                           (3,976,256)                -          696,203       (3,280,053)
                                        ------------       -----------       ----------     ------------

Net Loss                                $ (5,018,196)      $  (705,339)      $  705,339     $ (5,018,196)
                                        ============       ===========       ==========     ============


(A) For the nine months ended  December 31, 1995.
(B) For the nine months ended September 30, 1995.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

7.   Supplemental Combining Schedules (continued)

                                               Statements of Cash Flows

                                         Boston Financial
                                        Qualified Housing
                                           Tax Credits           Combined         Eliminations         Combined
                                           L.P. III (A)               Entities (B)         (A)                 (A)

Net cash provided by (used for)
   operating activities                  $    (832,733)      $      57,340        $          -      $   (775,393)
                                         -------------       -------------        ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities       (1,580,820)                  -                   -        (1,580,820)
   Proceeds from sales and maturities
     of marketable securities                3,093,575                   -                   -         3,093,575
   Cash distributions received from
     Local Limited Partnerships                284,846                   -                   -           284,846
   Capital contributions paid
     to Local Limited Partnerships             (27,576)                  -              27,576                 -
   Capital contributions received                    -              27,576             (27,576)                -
   Decrease in deferred acquisition
     fee escrow                                112,500                   -                   -           112,500
   Payment of deferred acquisition fee        (112,500)                  -                   -          (112,500)
   Repayment of Local Limited
     Partnership's mortgage                   (850,000)                  -                   -          (850,000)
   Additions to fixed assets                         -             (36,527)                  -           (36,527)
   Proceeds from insurance claim                     -              33,819                   -            33,819
                                         -------------       -------------        ------------      ------------
Net cash provided by
   investing activities                        920,025              24,868                   -           944,893
                                         -------------       -------------        ------------      ------------

Cash flows from financing activities:
   Payments to developer                             -              (5,172)                  -            (5,172)
   Repayment of mortgages
     payable                                         -             (33,894)                  -           (33,894)
   Repayment of note payable                   (10,211)                  -                   -           (10,211)
   Advances from affiliate                      22,279                   -                   -            22,279
                                         -------------       -------------        ------------      ------------
Net cash used for financing activities          12,068             (39,066)                  -           (26,998)
                                         -------------       -------------        ------------      ------------

Net increase in cash
    and cash equivalents                        99,360              43,142                   -           142,502

Cash and cash equivalents,
    beginning                                   75,365              80,091                   -           155,456
                                         -------------       -------------        ------------      ------------

Cash and cash equivalents,
    ending                               $     174,725       $     123,233        $          -      $    297,958
                                         =============       =============        ============      ============

(A) For the nine months ended  December 31, 1995.
(B) For the nine months ended September 30, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $142,502 from $155,456 at March 31, 1995 to $297,958 at December 31, 1995. This increase is primarily attributable to net proceeds received from sales and maturities of marketable securities and cash received from Local Limited Partnerships, partially offset by purchases of marketable securities, cash used for operating activities, principal payments on mortgages and capital contributions to Local Limited Partnerships.

The Managing General Partner initially allocated 3% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75% and it transferred the additional funds to the reserve account. Approximately $194,000 has been withdrawn from the reserves to pay legal and other costs related to the Mod Rehab Issue discussed in Note 4 to the Combined Financial Statements. Additionally, professional fees relating to various property issues totaling approximately $1,282,000 have been paid from reserves. This amount includes approximately $1,044,000 for the Texas Partnerships. To date, reserve funds in the amount of $349,299 have been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid $850,000 to purchase the mortgage of a Local Limited Partnership. At December 31, 1995, the reserve balance of approximately $959,000 is invested in various securities. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,044,000 noted above, the Partnership has also advanced $487,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1995. As of December 31, 1995, all required capital contributions have been made to Local Limited Partnerships. The interest that is earned on the funds held in reserves, as well as any cash distributions received from Local Limited Partnerships will first be used to fund operations of the Partnership. Based on the results of 1995 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

For the three and nine months ended December 31, 1995, Partnership operations resulted in a net loss of $1,289,018 and $5,018,196, respectively, compared to net losses of $1,515,221 and $5,500,731 for the respective 1994 periods. The decrease in net loss for the 1995 periods is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and general and administrative expenses.

The decrease in equity in losses of Local Limited Partnerships is the result of an increase in unrecognized losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded the Partnerships' total investments in these Local Limited Partnerships during the comparable periods.

The decline in general and administrative expenses for the three and nine months ended December 31, 1995 as compared to the comparable 1994 periods is attributable to a reclassification of legal expenses paid out of reserves on behalf of the Combined Entity now deemed to be collectible.

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

Willow Lake, located in Kansas City, Missouri, continues to improve operations. The new Local General Partner completed workout negotiations with the mortgage lender and execution of final workout documents occurred in February 1994. Both the former Local General Partner and management agent brought claims against the new Local General Partner and the Local Limited Partnership relating primarily to a return of certain advances that they made to Willow Lake prior to their removal. A settlement agreement was entered into which called for a partial cash payment to the former management agent, a cash flow note, an interest bearing note, and the repurchase of the former Local General Partner's Special Limited Partner interest. The cash payment was made from the Partnership's reserves.

The Temple-Kyle Limited Partnership located in Temple, Texas, experienced financial difficulties which resulted in a default on its mortgage. The lender placed the property into involuntary bankruptcy in May 1993, as a protective measure. In January 1994, a bankruptcy trustee was appointed to oversee the Local Limited Partnership's affairs during the bankruptcy proceedings. Affiliates of the Managing General Partner reached an agreement with the lender on a Joint Disclosure Statement and Plan of Reorganization. The plan called for the Partnership to purchase the mortgage from the current lender for $850,000 plus a non-recourse note for approximately $612,000, collateralized by a letter of credit from the Partnership. Effective September 30, 1995, an affiliate of the Managing General Partner replaced the Local General Partner and the management agent. The Bankruptcy Court approved the Joint Disclosure Statement on July 12, 1995, and confirmed the Plan of Reorganization on September 13, 1995. The loan closing was held on September 29, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Property Discussions (continued)

In June 1993, the Local General Partner of Temple-Kyle and certain affiliates (collectively, "Indeco") of thirteen Local Limited Partnerships in which the Partnership invested, advised the Managing General Partner of increasing personal and business financial difficulties and requested assistance in resolving the problems related to these Local Limited Partnerships. Indeco also served as the Local General Partner in fifteen other Local Limited Partnerships in Texas (collectively, the "Texas Partnerships") and in one other Local Limited Partnership in which other Boston Financial partnerships have invested. As a result, an affiliate of the Managing General Partner has become the controlling Local General Partner and management agent of the Texas Partnerships. As a result of Indeco's actions and financial problems, the mortgages for the Texas Partnerships went into default. Among other things, Indeco did not maintain certain required reserves and escrows and the properties are in need of physical repair and improvement.

Since June 1993, affiliates of the Managing General Partner have been involved in intensive workout negotiations with the federal governmental lender to the Texas Partnerships, the Rural Economic and Community Development Services (RECDS) (formerly called the Farmers Home Administration of the U.S. Department of Agriculture, FmHA). Affiliates of the Managing General Partner reached an agreement with RECDS for a comprehensive workout of the twenty-eight Texas Partnerships. The workout agreement included additional loans and rental assistance, a debt service moratorium, through July 1995, and additional equity from the Partnership.

In August 1995, RECDS informed Boston Financial that it would extend the workout agreement for those properties which have had rehabilitation loans approved by RECDS. Twelve properties, including seven of the Partnership's, were then under agreement.

Completion of the workout agreement proved to be a very difficult undertaking, even with respect to the "funded" properties. Consequently, the Managing General Partner has begun the process of selling or transferring substantially all of the Indeco properties. At the current time the Managing General Partner believes that it will not be able to preserve the Partnership's position in any of the Indeco properties. It is expected that the Partnership will shortly transfer its interest in the properties to RECDS or another party. Any termination of the Partnership's position in the Texas Partnerships will have certain tax consequences, including a recapture of tax credits. The Managing General Partner will provide limited partners with an estimate of such tax consequences as soon as such information is available. The impact to investors will be minimal as the properties represent such a small portion of the overall portfolio.

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

HUD has a new program to sell all performing and non-performing mortgages in a public auction process that is scheduled to take place on a region-by-region basis over the next few years. The mortgage of Harbour View may be included in a future auction. If the property's mortgage were assigned to a new lender, the property's continued feasibility will depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

As previously reported, Regency Square and Rolling Hills, both located in Dayton, Ohio, have experienced low levels of occupancy and rental rates due to the deterioration of the local economy and the neighborhoods in which they are located. The mortgages of both properties have been assigned to HUD and workout plans were submitted to the agency but were rejected. In 1993, the Local General Partner engaged a new management company and occupancy has been improving, although it is still below satisfactory levels. Operating deficits have been funded by accruing interest expense. In February 1995, HUD notified the Local General Partner of its intention to foreclose upon Rolling Hills and Regency Square. An affiliate of the Managing General Partner became actively involved in the discussions with HUD to achieve work outs for these properties. Recently, HUD issued a written approval on three-year workout proposals for these properties which include the termination of any foreclosure action in exchange for additional capital to fund capital improvements. Although the workout arrangements will be in place for three years, HUD has the right to cancel the agreements during a sixty day period following each annual anniversary of the agreements, if HUD should sell the mortgage notes to a different party. Such a sale could occur as a result of the auctions discussed in the paragraph above. The additional capital will be paid from property escrows.

The Massachusetts Housing Finance Agency ("MHFA") executed a workout plan for Pleasant Plaza located in Malden, MA, in December, 1995. The workout includes increased subsidy, the availability of $1.3 million from the Local General Partner's letter of credit to fund operating deficits, and the option to commit, at the maturity of the debt, 25% of the units towards low income use in perpetuity. The property has been operating at a deficit due to its debt structure; however, the deficits are covered by operating deficit escrows of the Local General Partner and by the workout plan. As previously reported, affiliates and a principal of the sole owner of the Local General Partner of Pleasant Plaza filed for reorganization under Chapter 11 of the Bankruptcy Code in 1992. A preliminary Plan of Reorganization is expected to be submitted to the court by June, 1996.

The  original  General  Partner  of  Admiral  Court,  located  in  Philadelphia,
Pennsylvania, was recently replaced by a new Local General Partner, Friends Rehabilitation Program, Inc., a leading non-profit manager and developer of affordable housing in Philadelphia. The new Local General Partner refinanced the property's mortgage which resulted in a lower debt service payment.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1995.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 13, 1996                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                         CREDITS L.P. III

                                         By: Arch Street III, Inc.,
                                         its Managing General Partner


                                         /s/Georgia Murray
                                         Georgia Murray
                                         A Managing Director, Treasurer
                                         and Chief Financial Officer