Form 10-K
period 1996-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1996-07-01
CIK 839345

June 28, 1996


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-K Annual Report for Year Ended March 31, 1996
        File Number 01-18462
        Filing Fee Account Number 0000839345

Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report. A check in the amount of $250 in payment of the filing fee has been deposited to your account, number 9108739, at Mellon Bank.



Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller

QH310K-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
March 31, 1996                                              01-18462

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III (Exact name of registrant as specified in its charter)

      Delaware                                          04-3032106
(State of organization)                              (I.R.S. Employer
                                                     Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                   02110-1106
(Address of Principal executive office)                   (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
          Title of each class                             which registered
                 None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
                                     100,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate sales price of partnership units held by nonaffiliates of the registrant.

                        $99,610,000 as of March 31, 1996

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.


                                                          Part of Report on
                                                            Form 10-K into
                                                          Which the Document
Documents incorporated by reference                          is Incorporated

Post-effective Amendment No. 1 to the Form S-11
  Registration Statement, File # 33-24175                       Part I, Item 1

Supplement No. 4 to the Prospectus, dated May 9, 1989           Part I, Item 1

Report on Form 8-K dated November 21, 1989                      Part I, Item 1

Prospectus - Sections Entitled:

  "Investment Objectives and Policies -
   Principal Investment Policies                                Part I, Item 1

  "Estimated Use of Proceeds"                                 Part III, Item 13

  "Management Compensation and Fees"                          Part III, Item 13

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                            Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996


                                TABLE OF CONTENTS

PART I                                                                 Page No.
  Item 1     Business                                                  K-3
  Item 2     Properties                                                K-7
  Item 3     Legal Proceedings                                         K-19
  Item 4     Submission of Matters to a
             Vote of Security Holders                                  K-19


PART II

  Item 5     Market for the Registrant's Units
             and Related Security Holder Matters                       K-19
  Item 6     Selected Financial Data                                   K-20
  Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations             K-21
  Item 8     Financial Statements and Supplementary Data               K-25
  Item 9     Changes in and Disagreements with
             accountants on Accounting and Financial
             Disclosure                                                K-25


PART III

  Item 10    Directors and Executive Officers
             of the Registrant                                         K-26
  Item 11    Management Remuneration                                   K-27
  Item 12    Security Ownership of Certain Beneficial
             Owners and Management                                     K-28
  Item 13    Certain Relationships and Related
             Transactions                                              K-28


PART IV

  Item 14    Exhibits, Financial Statement Schedule
             and Reports on Form 8-K                                   K-31

SIGNATURES                                                             K-32

                                     PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") is a limited partnership formed on August 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware. The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $99,610,000, ("Gross Proceeds") net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

As described more fully under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, affiliates of the Managing General Partner assumed the Local General Partner interest in several Local Limited Partnerships in which the Partnership has invested: 1) BF Harbour View, Inc., assumed the Local General Partner interest in 241 Pine Street Associates L.P. ("241 Pine Street"); 2) BF Willow Lake, Inc., assumed the Local General Partner interest in Willow Lake Partners II, L.P. ("Willow Lake"); 3) BF Texas Limited Partnership was admitted as an additional Local General Partner to thirteen Local Limited Partnerships ("Texas Partnerships") and the Temple Kyle, L.P., Ltd. (the "Kyle"). As a result, the Partnership is deemed to have control over 241 Pine Street, Willow Lake, the Texas Partnerships and the Kyle (the "Combined Entities") and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities.

The Partnership has invested as a limited partner in fifty-three other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporate by this reference.

Table A on the following pages lists the Properties owned by Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in one post-effective amendment to the Registration Statement, in another supplement to the Prospectus and in a report on Form 8-K listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

Properties Owned by                                                       Date
Local Limited                                                           Interest
Partnerships*                                 Location                  Acquired

West Dade                                     Miami, FL                 12/31/88
West Dade II                                  Miami, FL                 12/31/88
Regency Square                                Dayton, OH                03/13/89
Westwood Manor                                Flint, MI                 02/21/89
Rolling Hills                                 Dayton, OH                03/13/89
Boulevard Commons II                          Chicago, IL               04/04/89
Boulevard Commons IIA                         Chicago, IL               04/04/89
Fox Run Housing                               Victoria, TX              04/07/89
Waterfront                                    Buffalo, NY               04/28/89
Shoreline                                     Buffalo, NY               04/28/89
Colony Apartments*                            Columbia, SC              05/19/89
Admiral Court                                 Philadelphia, PA          06/07/89
Crestwood**                                   Bridgeport, TX            06/05/89
Elmwood                                       Aurora, CO                05/16/89
El Jardin                                     Davie, FL                 06/14/89
Ashley Place                                  Orlando, FL               06/23/89
Willowick**                                   Gainesville, TX           06/30/89
Kirkendall Heights                            Ellsworth, KS             07/19/89
Bentley Hill                                  Syracuse, KS              06/30/89
Columbia Townhouses                           Burlington, IA            07/28/89
Quartermill                                   Richmond, VA              08/02/89
Ponca Manor                                   Satanta, KS               07/28/89
Pearl Place                                   Rossville, KS             07/28/89
Crown Point**                                 Venus, TX                 08/22/89
Godley Arms**                                 Godley, TX                08/25/89
Pilot Point**                                 Pilot Point, TX           08/22/89
Sherwood Arms**                               Keene, TX                 08/22/89
South Holyoke                                 Holyoke, MA               08/29/89
Walker Woods                                  Dover, DE                 08/30/89
Lakeway Colony**                              Lake Dallas, TX           08/30/89
One Main Place**                              Little Elm, TX            08/22/89
Eaglewood                                     Covington, TN             09/06/89
Harbour View*                                 Staten Island, NY         09/29/89
Georgetown II                                 Georgetown, DE            09/28/89
Granite*                                      Boston, MA                09/29/89
Garden Plain                                  Garden Plain, KS          08/09/89
Fulton                                        Fulton, KY                10/05/89
Lone Oak**                                    Graham, TX                10/06/89
Hallet West**                                 Hallettsville, TX         11/20/89

Properties Owned by                                                      Date
  Local Limited                                                        Interest
  Partnerships*                              Location                  Acquired

Glenbrook**                                  St. Jo, TX                 10/06/89
Eagles Nest                                  Decatur, TN                10/06/89
Billings Family                              Billings, MO               08/09/89
Brownsville                                  Brownsville, TN            08/09/89
Sunnyhill Villa                              Wayne, NE                  08/09/89
Longview                                     Humboldt, KS               10/13/89
Horseshoe Bend                               Horseshoe Bend, AR         08/09/89
Briarwood II                                 Lake Havasua, AZ           10/04/89
Quail Run**                                  Iowa Park, TX              10/06/89
Smithville                                   Smithville, MO             08/09/89
Aurora East                                  Denver, CO                 11/06/89
Elver Park II                                Madison, WI                11/09/89
Elver Park III                               Madison, WI                11/09/89
Tucson Trails I                              Madison, WI                11/22/89
Tucson Trails II                             Madison, WI                11/23/89
Pleasant Plaza                               Malden, MA                 12/01/89
241 Pine Street                              Manchester, NH             12/04/89
Heather Oaks                                 Oak Grove, MO              11/24/89
Riverfront                                   Sunbury, PA                12/26/89
Susquehanna View                             Camp Hill, PA              12/26/89
Breckenridge                                 Duluth, GA                 12/19/89
Wood Creek                                   Calcium, NY                12/15/89
Willow Lake*                                 Kansas City, MO            12/20/89
Ashton Heights                               Bolivar, MO                12/15/89
Fouche Valley                                Perryville, AR             05/01/90
Altheimer                                    Altheimer, AR              04/18/90
Kyle Hotel                                   Temple, TX                 06/12/90
Diversey Square                              Chicago, IL                12/01/90
Poplar Village                               Cumberland, KY             12/30/90
Lexington                                    Lexington, TN              12/29/90

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99% with the exception of four Local Limited Partnerships in which the Partnership acquired a 98% interest (Willow Lake), 97% interest (Granite), 49% interest (Colony Apartments) and a 48.96% interest (Harbour View). Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** As of March 31, 1996, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Glenbrook Apartments' transfer was effective June 6, 1996. Five of the Texas Partnerships (Crown Point, Godley Arms, Sherwood Arms, Quail Run Apartments and Loan Oak Apartments) are being transferred to new owners effective after March 31, 1996. The Managing General Partner has executed an agreement to sell the general partner interests in the seven remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, One Main Place, Pilot Point Apartments, Shady Shore Apartments and Willowick Apartments) to an unaffiliated buyer. The Partnership will retain a limited partner interest in these seven Texas Partnerships.


Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships and rental operating revenues and expenses, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. To date reserves have been used to pay legal and other costs related to the Section 8 Moderate Rehabilitation Program ("Mod Rehab Program") issue. Additionally, legal fees relating to various property issues and additional capital contributions to two Local Limited Partnerships have been paid from reserves. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. At March 31, 1996, the Managing General Partner has designated approximately $257,000 of cash, cash equivalents and marketable securities as such reserve.

With the exception of the Combined Entities, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1996, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited
Partnerships: (i) Regency Square and Rolling Hills, representing 7.6%, have Folkers Associates as Local General Partner; (ii) Boulevard Commons II and Boulevard Commons IIA, representing 2.24%, have Carroll Properties, Inc. and Robert King as Local General Partners; (iii) Ellsworth, Syracuse, Satanta, Rossville, Humbolt, Smithville, Brownsville, Briarwood, Billings, Garden Plain, Wayne, Horseshoe Bend, Bolivar, Oak Grove, Westgate and Altheimer, representing 2.16%, have The Lockwood Group as Local General Partner; (iv) Elver Park II, Elver Park III, Tucson Trails I and Tucson Trails II, representing 5.9%, have Gorman Associates as Local General Partner; (v) Riverfront Apartments and Susquehanna View, representing 5.51%, at have NCHP as Local General Partner;
(vi) West Dade and West Dade II, representing 6.01%, have Romat, Inc. and Arbor, Inc. respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (vii) Elmwood and Fox Run, representing 3.57%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners respectively, both of which have Raymond Baker as principal; (viii) Eaglewood, Lexington, and Fulton, representing .70%, have Tommy Harper, Jerry Blurt, and Chris Turskey as Local General Partners; and (ix) Waterfront and Shoreline, representing 6.17%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future properties in the same areas. The continued success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including; (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment rates or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnership to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a

Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in Federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street III, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street III Limited Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership ("Boston Financial"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.


Item 2.  Properties

The Partnership owns limited partnership interests in sixty-nine Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Willow Lake, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 97%, 49% and 48.96%, respectively.

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Code, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.





                                                               Capital Contributions
Local Limited Partnership                                  Total              Total            Mtge. Loans payable        Occupancy
Property Name                           Number of      Committed at     Paid through            at December      Type of   at March
Property Location                       Apt. Units     March 31, 1996    March 31, 1996         31, 1995          Subsidy*  31, 1996
- --------------------------------------------   --------------------   --------------------    ------------------- ------   ---------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                               122          $1,513,936          $1,513,936             $4,103,757         Section 8     99%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                               209           3,039,442           3,039,442              8,408,834          Section 8    99%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                               144           1,165,925           1,165,925              3,424,812          Section 8    99%

Rolling Hills Associates L.P.
Rolling Hills
Dayton, OH                              150            2,883,000         2,883,000               3,107,682          Section 8    50%

Regency Square Limited Partnership
Regency Square
Dayton, OH                              140            2,772,000         2,772,000               3,301,775          Section 8    31%

Shoreline Limited Partnership
Shoreline
Buffalo, NY                             142            1,079,318         1,079,318               6,178,090          None         63%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                            472             3,597,307         3,597,307              22,121,373          None         70%







                                                                    Capital Contributions
Local Limited Partnership                                           Total       Total           Mtge. Loans
Property Name                                    Number of        Committed at  Paid through    payable at
Property Location                               Apt. Units        March 31, 1996 March 31, 1996 December 31, Type of    Occupancy at
                                                                                                  1995      Subsidy*  March 31, 1996

Fox Run Housing
Fox Run
Victoria, TX                                              150     1,605,775     1,605,775     4,144,226     Section 8            95%

Boulevard Commons Limited
    Partnership II
Boulevard Commons II
Chicago, IL                                                61       517,175       517,175       729,029     Section 8            95%

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                                              300     1,762,500     1,762,500     8,678,335     Section 8            93%

Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                                                42     1,179,812     1,179,812     1,603,351     Section 8            81%

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                                96     2,002,560     2,002,560     2,841,522     None                 97%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                                           46     1,900,000     1,900,000     2,383,364     Section 8            99%



                                                                Capital Contributions
Local Limited Partnership                                          Total       Total       Mtge. Loans
Property Name                                    Number of      Committed at  Paid through payable at
Property Location                               Apt. Units      March 31, 1996  March 31,  December 31,     Type of  Occupancy at
                                                                                1996         1995           Subsidy* March 31, 1996
- --------------------------------------------   --------------   --------------------   -----------------   --------------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                                             8       52,150       52,150      241,823            FmHA               100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                              236    2,022,100    2,022,100    7,000,257            Section 8          100%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                              95    1,102,025    1,102,025    3,153,787            Section 8          100%

Bridgeport Housing Associates, LTD**
Crestwood
Bridgeport, TX                                          24       95,367       95,367      380,272            FmHA                50%

Willowick Housing Associates, LTD**
Willowick
Gainesville, FL                                         60      311,761      311,761    1,173,756            FmHA                50%

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                                           12       69,658       69,658      330,049            FmHA                75%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                              8       49,915       49,915      224,573            FmHA               100%




                                                                   Capital Contributions
Local Limited Partnership                                         Total           Total         Mtge. Loans
Property Name                                    Number of    Committed at March Paid through    payable at
Property Location                               Apt. Units      31, 1996         March 31, 1996 December   Type of     Occupancy at
                                                                                                 31,1995    Subsidy*    March 31,
                                                                                                                        1996
- --------------------------------------------   --------------   --------------------------------------------------------------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                                              10        58,855        58,855       280,550     FmHA                 90%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                                             56       752,450       752,450     1,401,445     Section 8            93%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                                              266     7,705,500     7,705,500     7,215,496     None                 94%

One Main Place Housing
    Associates, LTD**
One Main Place
Little Elm, TX                                             24        80,374        80,374       371,846     FmHA                 58%

Pilot Point Housing Associates, LTD**
Pilot Point
Pilot Point, TX                                            40       113,980       113,980       560,757     FmHA                 70%

Sherwood Arms Housing
    Associates, LTD (A)
Sherwood Arms
Keene, TX




                                                                 Capital Contributions
Local Limited Partnership                                         Total         Total          Mtge. Loans payable
Property Name                                    Number of   Committed at March Paid through    at December   Type of  Occupancy at
Property Location                               Apt. Units      31, 1996        March 31, 1996    31, 1995   Subsidy* March 31, 1996
- --------------------------------------------   --------------   --------------------   ---------------------------------------------

Crown Point Housing
    Associates, LTD (A)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (A)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                                                48      1,119,330      1,119,330      2,791,972      None             99%

Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                                         122      1,350,000      1,350,000      9,549,824      None            100%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                                  51      1,452,380      1,452,380      2,377,870      None            100%

Boston Financial Texas Properties
    Limited Partnership III**
Lakeway Colony
Lake Dallas, TX                                            40        179,358        179,358        506,396      FmHA             82%





                                                             Capital Contributions
Local Limited Partnership                                         Total       Total      Mtge. Loans
Property Name                                    Number of   Committed at   Paid through payable at
Property Location                               Apt. Units   March 31, 1996 March  31,   December 31, Type of       Occupancy at
                                                                              1996         1995       Subsidy*     March 31, 1996
- --------------------------------------------   -------------------------------------------------------------------------------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                                           40      255,000      255,000    1,118,719    FmHA               100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                                          50    1,200,000    1,200,000    1,757,575    None                98%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                                             217    5,774,113    5,774,113    9,992,836    Section 8           95%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                                        12       70,030       70,030      304,443    FmHA               100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton, KY                                              24      180,000      180,000      803,264    FmHA               100%

Lone Oak Housing Associates, LTD (A)
Lone Oak
Graham, TX




                                                                  Capital Contributions
Local Limited Partnership                                           Total          Total      Mtge. Loans
Property Name                                    Number of    Committed at March Paid through payable at                Occupancy
Property Location                               Apt. Units       31, 1996        March 31,    December 31,  Type of      at March
                                                                                  1996          1995        Subsidy*    31, 1996
- --------------------------------------------   --------------   ---------------------------------------    ------------------------

West Hallettsville Housing
    Associates, LTD**
Hallet-West
Hallettsville, TX                                       24        66,426        66,426       298,696       FmHA            54%

Glenbrook Housing Associates, LTD (A)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD**
Eagles Nest
Decatur, TX                                             90       234,376       234,376       936,849       FmHA            43%

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                                            12        58,855        58,855       284,638       FmHA           100%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                                         28       161,665       161,665       789,717       FmHA           100%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                                               15        81,205        81,205       431,020       FmHA           100%

Longview Apartments, L.P.
Longview
Humbolt, KS                                             14        91,635        91,635       400,350       FmHA            92%




                                                            Capital Contributions
Local Limited Partnership                                    Total       Total        Mtge. Loanse
Property Name                                    Number of Committed at Paid through  payable at
Property Location                               Apt. Units  March 31,   March 31,     December 31,   Type of       Occupancy at
                                                              1996       1996            1995        Subsidy*       March 31, 1996
- --------------------------------------------   --------------------------------------------------    -------------------------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                                24       143,785          143,785       653,056     FmHA                100%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                                  32       219,030          219,030     1,116,416     FmHA                 94%

North Quail Run Housing
    Associates, LTD (A)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                                    24       108,025         108,025       549,441     FmHA                100%

Aurora Properties, LTD
    A Limited Partnership
Aurora East Apartments
Denver, CO                                       125       765,000         765,000     4,069,410     Section 8            96%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                                       56     1,246,385       1,246,385     1,712,115     None                 91%





                                                               Capital Contributions
Local Limited Partnership                                       Total       Total       Mtge. Loans
Property Name                                    Number of  Committed at  Paid through  payable at
Property Location                               Apt. Units  March 31, 1996 March 31,  December 31,  Type of           Occupancy at
                                                                             1996        1995       Subsidy*        March 31, 1996
- --------------------------------------------   --------------   --------------------   ---------------------------------------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                                          48     1,047,470     1,047,470     1,485,336    None                 88%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                                          48     1,047,470     1,047,470     1,447,785    None                 94%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                                          48     1,047,470     1,047,470     1,454,623    None                 98%

Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                                          125     3,340,138     3,340,138    15,633,537    Section 8            99%

241 Pine Street Associates, L.P.**
241 Pine Street
Manchester, NH                                       50     1,374,298     1,374,298             0    None                 78%

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                                        24       118,828       118,828       564,122    FmHA                100%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                                         104     1,850,000     1,850,000     3,456,957    None                100%




                                                            Capital Contributions
Local Limited Partnership                                     Total        Total          Mtge. Loans
Property Name                                    Number of Committed at   Paid through    payable at
Property Location                               Apt. Units March 31, 1996 March 31, 1996  December 31,  Type of     Occupancy at
                                                                                          1995          Subsidy*    March 31, 1996
- --------------------------------------------   --------------------------------   --------------------------------------------------

Breckenridge Creste Apartments, L.P.
Breckenridge
Duluth, GA                                           164     3,520,000     3,520,000     4,864,270     None                 90%

Willow Lake Partners II, L.P.**
    A Limited Partnership
Willow Lake
Kansas City, MO                                      132     2,130,700     2,130,700     2,764,469     None                 94%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                                           20        95,360        95,360       469,010     FmHA                100%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic
Lexington, TN                                         24        95,000        95,000       453,662     FmHA                 58%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                                          200     1,984,908     1,984,908     7,945,975     Section 8           100%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                                        201     2,194,314     2,194,314     9,222,525     Section 8           100%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                                        20       131,865       131,865       641,414     FmHA                100%





                                                              Capital Contributions
Local Limited Partnership                                      Total          Total            Mtge. Loans
Property Name                                    Number of   Committed at  Paid through March  payable at             Occupancy at
Property Location                               Apt. Units   March 31, 1996  31, 1996          December 31, Type of      March
                                                                                                1995       Subsidy*       31, 1996
- --------------------------------------------   -------------------------------   ---------------------------------------------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                                          20        130,375        130,375        600,829       FmHA             100%

The Temple-Kyle L.P.**
Kyle Hotel
Temple, TX                                             64      1,624,100      1,624,100      1,454,127       Section 8         98%

Diversey Square Associates II
Diversey Square II
Chicago, IL                                            48      1,031,825      1,031,825      2,581,192       Section 8        100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                                         36        283,945        283,945      1,207,297       FmHA              97%
                                               ------------   ------------   -----------   ------------
                                                    5,337     75,237,549     75,237,549    190,052,498
                                              ============
Less: **Combined Entities                                      6,210,740      6,210,740      8,447,168
                                                              ------------   -----------   ------------
                                                             $ 69,026,809   $69,026,809   $181,635,330
                                                             ============   ===========   ============

*FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide; 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low- income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

 (A) As of March 31, 1996, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. The six Texas Partnerships had total capital contributions and mortgage payable amounts of $579,230 and $2,326,548, respectively, as of the above dates.

One Local Limited Partnership, Quarter Mill Associates L.P., invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit construction apartment complex located in Richmond, Virginia.

Quarter Mill is financed by a combination of private and public sources. The first mortgage is at 8.75% interest, a 40-year term, and is insured by HUD. The apartment project is pledged as collateral for the note. In addition to this, there is a subordinated nonrecourse note payable that is payable each year only to the extent of 15% of the property's net cash flow, as defined by the note agreement.

Additional information required under this item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this report.

Item 3.  Legal Proceedings

There are currently no legal proceedings pending or threatened against the Partnership, except as disclosed in Note 12 to the Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1996, there were 6,284 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 1996, 1995 and 1994.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                                         March 31,        March 31,       March 31,         March 31,     March 31,
                                                           1996            1995             1994             1993             1992
                                                      -------------    ------------    -------------     ------------     ---------

Revenue (C)                                            $  2,380,294    $  1,926,504    $  1,200,399    $    383,610    $    482,403
Equity in losses of Local
  Limited Partnerships (C)                               (4,670,063)     (5,818,976)     (5,887,566)     (6,729,079)     (8,981,105)
Extraordinary gain on
   forgiveness of indebtedness                            1,279,618            --              --              --              --
Per Limited Partnership Unit                                  12.67            --              --              --              --
Net loss                                                 (5,440,551)     (9,002,539)     (7,684,561)     (7,245,217)    (10,437,676)
Per Limited Partnership
  Unit                                                       (53.86)         (89.13)         (76.08)         (71.73)        (103.33)
Cash, cash equivalents and
  marketable securities                                     427,007       2,356,402       3,532,293       4,075,605       4,807,621
Investment in Local Limited
  Partnerships, at original cost (D)                     82,971,102      82,943,526      82,943,526      82,925,507      82,984,227
Total Assets (A)                                         44,371,622      52,653,124      61,386,839      58,154,344      65,168,705
Long term liabilities                                     3,717,871       4,261,945      10,576,185       1,105,380         885,126
Other Data:
Passive loss (B)                                        (11,654,006)    (12,660,771)    (12,568,468)    (10,159,103)    (11,402,610)
Per Limited Partnership
  Unit (B)                                                  (115.37)        (125.34)        (124.43)        (100.58)        (112.89)
Portfolio Income  (B)                                       529,521         470,018         706,189         837,920         867,202
Per Limited Partnership
  Unit (B)                                                     5.24            4.65            6.99            8.30            8.59
Low-Income Housing
  Tax Credits (B)                                        14,056,981      14,088,559      14,056,340      13,949,374      13,619,855
Per Limited Partnership
  Unit (B)                                                   138.47          138.78          138.50          137.41          134.15
Historic Rehabilitation Credits (B)                            --              --              --              --           693,710
Per Limited Partnership Unit (B)                               --              --              --              --              6.87
Local Limited Partnership interests
owned at end of period (E)                                       69              69              69              69              69

(A) Total assets include the net investment Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1995, 1994, 1993, 1992 and 1991 represents the amount allocated to individual investors. Corporate investors were allocated $144.62, $144.95, $144.67, $143.57 and $140.28 per Unit in 1995,
     1994, 1993, 1992 and 1991, respectively.

(C) Revenue for the years ended March 31, 1996, 1995, 1994 and 1993 includes $2,224,273, $1,792,997, $828,978 and $51,030, respectively of rental and other revenues from the Combined Entities that is included in the combined revenue on the Combined Statement of Operations. Equity in losses of Local Limited Partnerships in the years ended March 31, 1996, 1995, 1994 and 1993 does not include $608,681, ($857,248), ($549,275), and ($46,575), respectively, of income (losses) from the Combined Entities that have been combined with the Partnership's loss on the Combined Statement of Operations.

(D) Investment in Local Limited Partnerships includes capital contributions to Local Limited Partnerships that have been combined for financial reporting purposes.

 (E) At March 31, 1996, the Managing General Partner has transferred or is in the process of transferring all of the assets of six the Texas Partnerships subject to their liabilities to unaffiliated entities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $112,584 for the year ended March 31, 1996. This increase is attributable to net proceeds received from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These are partially offset by the repayment of the Kyle's mortgage, purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,289,000 have been paid from reserves. This amount includes approximately $1,052,000 for the Texas Partnerships. To date, reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,417,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $457,000 of operating funds to replenish reserves. At March 31, 1996, approximately $257,000 of cash, cash equivalents and marketable securities have been designated as reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,052,000 noted above, the Partnership has also advanced approximately $526,000 to the Texas Partnerships and $174,000 to one Local Limited Partnership to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made in the three years ended March 31, 1996. As of March 31, 1996, all required capital contributions have been made to Local Limited Partnerships. Based on the results of 1995 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1996 versus 1995

For the year ended March 31, 1996, Partnership operations resulted in a net loss of $5,440,551 as compared to a net loss of $9,002,539 for the year ended 1995. The decrease in net loss is primarily attributable to a decrease in equity in losses, lower general and administrative expenses, and cancellation of indebtedness income. In addition, for the year ended March 31, 1996 there was no adjustment to the provision for valuation of investments.

The decrease in equity in losses of Local Limited Partnerships is a result of an increase in unrecognized losses relating to certain Local Limited Partnerships which cumulative equity in losses and distributions exceeded the Partnership's total investments in these Local Limited Partnerships during the comparable periods. In addition, three of the Combining Entities had forgiveness of indebtedness income as a result of refinancing and restructuring. The Partnership also liquidated its interests in six Local Limited Partnerships.

The decline in general and administrative expenses is primarily attributable to a reclassification of legal expenses paid out of reserves on behalf of a Combined Entity now deemed collectible. In addition, overall expenses are lower due to no provision for valuation of investments in Local Limited Partnerships.

1995 versus 1994

The Partnership's results of operations for the year ended March 31, 1995 resulted in a net loss of $9,002,359 as compared to a net loss of $7,684,561 for the same period in 1994. The increase in net loss is primarily attributable to an increase in the provision for valuation of investments in Local Limited Partnerships, a decline in investment income and an increase in general and administrative and operation expenses. Partially offsetting these increases to net loss is a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue. The increase in the provision for valuation is a result of the Partnership recognizing a non-temporary decline in the carrying value of its investments in certain Local Limited Partnerships. The decrease in investment income is due to a decrease in the average balance of funds held for investment which is partially due to losses realized by the Partnership on sales and maturities of marketable securities. In calendar year 1993, the losses of Local Limited Partnerships included the Texas Partnerships for a partial year while in calendar 1994 they were excluded, causing a decrease in losses of Local Limited Partnerships. The increase in rental revenue and rental operation expenses are due to a full year of operations recorded in the Combined Financial Statements for the Texas Partnerships for calendar 1994 as compared to a partial year in calendar 1993. The increase in general and administrative expenses is due to an increase in expenses paid on behalf of the Texas Partnerships.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership plans to adopt the new standard for its year ending March 31, 1997, however, it is not expected to have a significant effect on financial position or results of operations.

Low-Income Housing Tax Credits

The 1995, 1994 and 1993 Tax Credits per Unit for individuals were $138.47, $138.78 and $138.50, respectively. The 1995, 1994 and 1993 Tax Credits per Unit for corporations were $144.62, $144.95 and $144.67, respectively. The credits, which have stabilized, are expected to remain stable for the next five years and then they are expected to decrease as certain properties reach the end of the ten-year credit period. The transfer of ownership of the six Texas Partnerships will result in nominal recapture of tax credits since the Texas Partnerships represent only 2% of the Partnership's tax credits.

The Tax Credits per Unit for corporate investors will be slightly higher for the remaining years of the credit period than that for individual investors because certain of the Properties took advantage of 1990 federal legislation that allowed the acceleration of future tax credits to individuals in the tax year ended December 31, 1990. For those Properties that elected to accelerate the individual credit, the accelerated portion is being amortized over the remainder of the credit period, thereby causing a reduction of this and future year's tax credits passed through by those Properties. In total, both individual and corporate investors will be allocated equal amounts of Tax Credits.


Property Discussions

Prior to the transfer of six of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties located in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the sixty-nine Local Limited Partnerships in which the Partnership has invested have stable operations. The majority of these properties are operating at break-even or above.

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

Willow Lake, located in Kansas City, Missouri, continues to improve operations despite a soft local market and a high mortgage interest rate. The new Local General Partner, an affiliate of the Partnership, executed final workout documents in February 1994. An amended workout agreement became effective May 31, 1996, which expires March 31, 1997 with an option for a twelve month extension.

The Temple-Kyle Limited Partnership located in Temple, Texas, experienced financial difficulties which resulted in a default on its mortgage. The lender placed the property into involuntary bankruptcy in May 1993, as a protective measure. In January 1994, a bankruptcy trustee was appointed to oversee the Local Limited Partnership's affairs during the bankruptcy proceedings. During 1995, affiliates of the Managing General Partner reached an agreement with the lender on a Joint Disclosure Statement and Plan of Reorganization. The plan called for the Partnership to purchase the mortgage from the current lender for $850,000 (paid from Partnership reserves) plus a non-recourse note of approximately $612,000. The note was collateralized by a letter of credit from the Partnership. The note was paid in full as of March 1996 with Partnership reserves. Affiliates of the Managing General Partner replaced the Local General Partner and the management agent. The Bankruptcy Court approved the Joint Disclosure Statement on July 12, 1995 and confirmed the Plan of Reorganization on September 13, 1995. The loan closing was held on September 29, 1995. An affiliate of the Managing General Partner is currently working to refinance the mortgage, subject to approval by the local housing authority.

Since June 1993, affiliates of the Managing General Partner have been involved in intensive workout negotiations with the federal governmental lender to the Texas Partnerships, the Rural Economic and Community Development Services (RECDS) (formerly called the Farmers Home Administration of the U.S. Department of Agriculture, FmHA). Affiliates of the Managing General Partner reached an agreement with RECDS for a comprehensive workout of the Texas Partnerships. The workout provided for additional loans and rental assistance from RECDS, a debt service moratorium through July 1995, and additional equity from the Partnership.

Completion of the workout agreement proved to be difficult. As a result, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Glenbrook Apartments' transfer was effective June 6, 1996. Five of the properties (Crown Point, Godley Arms, Sherwood Arms, Quail Run Apartments, and Lone Oak Apartments) are being transferred to new owners effective after March 31, 1996.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the seven remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, One Main Place, Pilot Point Apartments, Shady Shores Apartments and Willowick Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for a period of time expected to be about twelve months. During this period, investors will continue to receive tax credits from these properties.

For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since the Texas Partnerships represent only 2% of the Partnership's tax credits.

It was previously reported that Harbour View Associates, located in Staten Island, New York, had defaulted on its HUD-insured loan and the lender assigned the loan to HUD. A workout proposal was submitted in December 1992 and was initially approved by HUD on March 23, 1995. The Local General Partner is working with HUD on the final terms. HUD has a program to sell all performing and non-performing mortgages in a public auctions that are scheduled to take place on a region-to-region basis over the next few years. Harbour View's mortgage was not included in the auctions scheduled for April, 1996, but may be included in a future auction. If the property's mortgage were assigned to a new lender, the property's continued feasibility will depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

As previously reported, Regency Square and Rolling Hills, both located in Dayton, Ohio, have experienced low levels of occupancy and rental rates due to the deterioration of the local economy and the neighborhoods in which they are located. The mortgages of both properties have been assigned to HUD and workout plans were submitted to the agency but were rejected. In 1993, the Local General Partner engaged a new management company and occupancy has been improving, although still below satisfactory levels. Operating deficits have been funded by accruing interest expense. In February 1995, HUD notified the Local General Partner of its intention to foreclose upon Rolling Hills and Regency Square. An affiliate of the Managing General Partner became actively involved in the discussions with HUD to achieve work outs for these properties. Recently, HUD issued a written approval on three-year workout proposals on these properties which include the termination of any foreclosure action in exchange for additional capital to fund capital improvements. The workout terms were agreed upon in November 1995, however, the agreements were not officially approved until late December 1995. The workout called for construction rehabilitation work. Occupancy levels were expected to increase significantly within six months. These results have not yet materialized and the properties are slated for inclusion in HUD's non-performing loan auction in August 1996.

The Massachusetts Housing Finance Agency ("MHFA") approved a restructuring plan for Pleasant Plaza, located in Malden, Massachusetts, in December 1995. The workout includes increased subsidy, the availability of $1.3 million from the Local General Partner's letter of credit to fund operating deficits, and the option to commit, at the maturity of the debt, 25% of the units towards low income use in perpetuity. The property has been operating at a deficit due to its debt structure; however, the deficits are covered by operating deficit escrows of the Local General Partner and by the workout plan. As previously reported, affiliates and a principal of the sole owner of the Local General Partner of Pleasant Plaza filed for reorganization under Chapter 11 of the Bankruptcy Code in 1992. A preliminary Plan of Reorganization was recently to be submitted to the court.

Breckenridge Creste, located in Duluth, GA, has been experiencing financial difficulties. Increased vacancies and a weak rental market and deferred maintenance are major factors. An agreement was reached to allow admission of an affiliate of the Partnership as General Partner under certain circumstances. The Managing General Partner is actively working with the Local General Partner to replace the management agent and to develop a plan to stabilize property operations. Any change in the management agent will be subject to the lender's approval.

Shoreline and Waterfront, Buffalo, New York properties which share a common Local General Partner, have been experiencing occupancy problems due to the soft rental market. The Local General Partner is increasing marketing efforts to improve occupancy. Both properties have received approval for state grants to improve security systems. The properties carry cash flow mortgages from the State.

The  original  General  Partner  of  Admiral  Court,  located  in  Philadelphia,
Pennsylvania, was recently replaced by a new Local General Partner, Friends Rehabilitation Program, Inc., a leading non-profit manager and developer of affordable housing in Philadelphia. The new Local General Partner refinanced the property's mortgage which resulted in lower debt service payments.


Inflation and Other Economic Factors

Inflation had no material impact on the Partnerships operations or financial condition for the years ended March 31, 1996, 1995 and 1994.

As some Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, and Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

Some of the properties listed in this report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner resigned his position effective June 30, 1995.

The Managing General Partner was incorporated in August 1988. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner, and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                Position

Georgia Murray                          Managing Director, Treasurer and
                                         Chief Financial Officer
Fred N. Pratt, Jr.                      Managing Director
William E. Haynsworth                   Managing Director, Vice President and
                                         Chief Operating Officer
Paul F. Coughlan                        Vice President
Peter G. Fallon, Jr.                    Vice President
Donna C. Gibson                         Vice President
Randolph G. Hawthorne                   Vice President
A. Harold Howell                        Vice President

The other General Partner of the Partnership is Arch Street III Limited Partnership, a Massachusetts Limited Partnership ("Arch Street III L.P.") that was organized in August 1988. The General Partners of Arch Street III L.P. are Messrs. Howell, Haynsworth, and Hawthorne.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 45, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray currently serves on the firm's senior leadership team, and oversees the firm's efforts in structuring tax credit investments for corporate investors. Previously she managed Boston Financial's Investment Real Estate, Asset Management, and Property Management divisions. She is a member of the Board of Directors of the General Partner of Boston Financial. She also serves as a director of Atlantic Bank and Trust Company.

Fred N. Pratt, Jr., age 51, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer, and Chairman of the Board of Directors of the General Partner of Boston Financial.


William E. Haynsworth, age 56, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the Board of Directors of the General Partner of Boston Financial and Senior Leadership Team, participating in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 52, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an investment broker by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 as a Vice
President in the Real Estate Investment Marketing area and was named a Senior Vice President in 1986. He currently participates in marketing the firm's Institutional Tax Credit product.

Peter G. Fallon, Jr., age 57, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President with responsibility for the marketing of the firm's Institutional Tax Credit products.

Donna C. Gibson, age 54, who previously served as Chairman of the Commonwealth of Massachusetts Board of Registration for Real Estate Brokers and Salesmen, and as President of Community Workshop, Inc., joined Boston Financial Property Management in 1978. She was a Vice President of Hunneman & Company, Inc., a Boston real estate firm, for fifteen years, and from 1976 to 1978 she was a Senior Management Analyst for the Massachusetts Housing Finance Agency. She is a member of the Firm's Senior Leadership Team and was formerly responsible for the administration and financial control of Boston Financial's Property Management Division. She is a member of the Board of Directors of the General Partner of Boston Financial.

Randolph G. Hawthorne, age 46, is a graduate of Massachusetts Institute of Technology and Harvard Graduate School of Business. He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently, a Senior Vice President of Boston Financial and a member of the Board of Directors of the General Partner of Boston Financial, Mr. Hawthorne's primary responsibility is the structuring and marketing of real estate investments and the development of new business opportunities. He serves as Vice Chairman of the National Multi-Family Housing Council and was a former president of the National Housing and Rehabilitation Association.

A. Harold Howell, age 55, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and a member of the Board of Directors of the General Partner of Boston Financial, involved in the overall management of the Firm. Mr. Howell recently spent a two-year sabbatical from Boston Financial as a Visiting Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded international M.B.A. program in Barcelona, Spain. While there he taught courses in business strategy and real estate finance.


Item 11.  Management Remuneration

Neither the directors or officers of Arch Street III, Inc., nor the partners of Arch Street III L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1996, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                           Amount
Title of              Name and Address of               Beneficially   Percent
 Class                    Beneficial Owner                 Owned       of Class

Limited               AMP, Incorporated                 10,000 Units     10%
Partner               P.O. Box 3608
                      Harrisburg, PA


The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 1996. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1996, Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 units sold to the public.

Except as described in the preceding paragraph, neither Arch Street III, Inc., Arch Street III L.P., Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

Information required under this Item is contained in Note 6 to the Combined Financial Statements presented in Item 14.

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. The property management fee charged is equal to 5% of properties' gross revenues. Included in operating expenses in the summarized income statements in Note 5 to the Combined Financial Statements is $46,915, $45,845 and $43,656 of fees earned by BFPM during 1995, 1994 and 1993, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. The property management fee charged is equal to 5% of the properties' gross revenue. Included in the Combined Statements of Operations is $70,315, $177,185 and $47,448 of property management fees charged by BFPM during 1995, 1994 and 1993, respectively. Payables to affiliates includes $71,113 and $113,008 of property management fees at December 31, 1995 and 1994, respectively.

During 1995, an affiliate of the Managing General Partner advanced the Partnership $22,279 to cover operating deficits. A non-interest bearing note was executed.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1996 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates, and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. As of March 31, 1996, $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed or, to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees total 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were estimated to total 2% of the gross offering proceeds. As of March 31, 1996, acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 at March 31, 1996 were incurred and have been reimbursed to an affiliate of the Managing General Partner. In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and is paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1996 and 1995, deferred acquisition fees payable amounted to $450,000 and $562,506 respectively.

Payments made and expenses reimbursed in each of the three years ended March 31, 1996 are as follows:

                                       1996              1995             1994
                                    ----------        ----------       -------

     Acquisition fees and expenses    -              $     -         $    5,000
     Deferred acquisition fees        112,500         $112,500         $112,500

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $6,601 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee.

Asset Management Fees incurred made in each of the three years ended March 31, 1996 are as follows:

                                     1996              1995             1994
                                   ----------        ----------       -------

     Asset management fees          $447,110          $435,572      $ 424,120

Property Management Fees

An affiliate of the Managing General Partner is currently the management agent of Willow Lake, The Kyle and the Texas Partnerships. The property management fee charged is equal to 5% of the properties' gross revenue. Fees charged in each of the three years ended December 31, 1995 are as follows:
                                      1995                 1994           1993
                                    ----------           ---------      -------

     Property management fees        $70,315            $177,185        $47,448

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1996 are as follows:

                                     1996              1995             1994
                                    ----------        ----------       -------

     Salaries and benefits expense
      reimbursements                 $182,482          $155,236        $ 145,946

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1996.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (a) (2) Documents filed as a part of this Report.

In response to this portion of Item 14, the combined financial statements, financial statement schedules and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index to the Combined Financial Statements and Schedules on page F-1 hereof.

The reports of auditors of the Local Limited Partnership relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this report.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the combined financial statements or the accompanying notes and schedules.

(a)(3)        See Exhibit Index contained herein.

(a)(3)(b)   None.

(a)(3)(c)   Exhibits

                                                            Page Number or
Number and Description in Accordance with                   Incorporation
Item 601 of Regulation S-K                                  by Reference to
- --------------------------                                  ---------------

   28.   Additional Exhibits

         (a)  28.1 Reports of Other Independent Auditors

         (b)  Audited financial statements of
              Local Limited Partnerships

              1.  None


(a)(3)(d)         None

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By:  Arch Street III, Inc.
           its Managing General Partner




     By:   /s/ William E. Haynsworth                 Date:  June 28, 1996
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/ William E. Haynsworth                 Date:  June 28, 1996
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/ Fred N. Pratt, Jr.                   Date:  June 28, 1996
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

          Annual Report on Form 10-K for the Year Ended March 31, 1996
                                      Index


                                                                 Page No.
                                                                ------------
Report of Independent Accountants                                     F-2

Financial Statements

     Combined Balance Sheets - March 31, 1996 and 1995                F-3

     Combined Statements of Operations - For the Years Ended
       March 31, 1996, 1995 and 1994                                  F-4

     Combined Statements of Changes in Partners' Equity
       (Deficiency) - For the Years Ended March 31, 1996,
       1995 and 1994                                                  F-5

     Combined Statements of Cash Flows - For the Years Ended
       March 31, 1996, 1995 and 1994                                  F-6

     Notes to Combined Financial Statements                           F-8

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation          F-26


See also Index to Exhibits on Page K-31 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.


Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III
(A Limited Partnership)

         We have audited the combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III (A Limited Partnership) ("BFQHIII") as of March 31, 1996 and 1995 and the related combined statements of operations, changes in partners' equity, and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K for the each of the three years in the period ended March 31, 1996. These financial statements and financial statement schedules are the responsibility of BFQHIII's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. In 1996 and 1995, 84% and 60% of total assets, respectively, and in 1996, 1995 and 1994, 69%, 52% and 74% of net loss, respectively, reflected in the combined financial statements of BFQHIII, relate to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of those Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of BFQHIII at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1996

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



                                                                                 COMBINED BALANCE SHEETS - MARCH 31, 1996 AND 1995

                                                                                                   1996                    1995
                                                                                                 ---------                ---------
Assets
Current assets:
   Cash and cash equivalents                                                                  $    268,040             $    155,456
   Accounts receivable, net                                                                         40,757                  160,409
   Interest receivable                                                                                 740                   18,704
   Prepaid expenses                                                                                 35,930                   35,819
   Tenant security deposits                                                                         67,011                   66,473
   Other current assets                                                                             53,656                   78,059
                                                                                              ------------             ------------
     Total current assets                                                                          466,134                  514,920

Investments in Local Limited Partnerships, net
   of reserve for valuation of $1,635,000
   in 1996 and 1995 (Note 4)                                                                    30,216,554               36,694,357
Marketable securities, at fair value (Notes 1 and 3)                                               158,967                2,200,946
Replacement reserves                                                                               168,335                   67,995
Rental property at cost, net of accumulated
   depreciation (Note 6)                                                                        12,818,153               12,508,437
Deferred acquisition fees escrow (Note 5)                                                          450,000                  562,506
Deferred expenses, net of $31,836 and $21,352
   accumulated amortization in 1996 and 1995                                                        93,479                  103,963
                                                                                              ------------             ------------
     Total Assets                                                                             $ 44,371,622             $ 52,653,124
                                                                                              ============             ============

Liabilities and Partners' Equity
Current Liabilities:
   Accounts payable to affiliates (Note 5)                                                    $    755,244             $    356,743
   Accounts payable and accrued expenses                                                           471,328                  343,277
   Current portion of mortgage notes payable (Note 7)                                            4,261,276                6,816,613
   Interest payable                                                                                186,550                  226,147
   Note payable - affiliate (Note 5)                                                                22,279                     --
   Security deposits payable                                                                        60,229                   85,719
                                                                                              ------------             ------------
     Total current liabilities                                                                   5,756,906                7,828,499

Due to affiliate (Note 8)                                                                          323,046                  323,046
Deferred acquisition fees payable (Note 5)                                                         450,000                  562,506
Former general partner advances (Note 9)                                                           200,000                  611,909
Mortgage notes payable (Note 7)                                                                  2,744,825                2,764,484
                                                                                              ------------             ------------
     Total Liabilities                                                                           9,474,777               12,090,444
                                                                                              ------------             ------------

Minority interest in Local Limited Partnerships                                                    341,952                  602,393
                                                                                              ------------             ------------

Commitments and Contingency (Notes 9 and 12)                                                          --                       --

General, Initial and Investor Limited Partners' Equity                                          34,554,881               39,995,432
Net unrealized gains (losses) on marketable securities                                                  12                  (35,145)
                                                                                              ------------             ------------
     Total Partners' Equity                                                                     34,554,893               39,960,287
                                                                                              ------------             ------------
     Total Liabilities and Partners' Equity                                                   $ 44,371,622             $ 52,653,124
                                                                                              ============             ============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                                                          COMBINED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                 1996                1995                    1994
                                                                                -----------     ------------                 -------


Revenue:
   Rental                                                                     $ 2,143,530          $ 1,727,982          $   767,587
   Investment                                                                      85,858               56,496              142,655
   Other                                                                          150,906              142,026              290,157
                                                                              -----------          -----------          -----------
     Total Revenue                                                              2,380,294            1,926,504            1,200,399
                                                                              -----------          -----------          -----------

Expenses:
   Asset management fees (Note 5)                                                 447,110              435,572              424,120
   General and administrative (includes reimbursements
    to affiliates of $182,482, $155,236, and $145,946,
    respectively) (Note 5)                                                        841,989            1,167,244              573,519
   Bad debt expense                                                                54,351                 --                   --
   Property management fees, related party (Note 5)                                84,715              177,185               47,448
   Rental operations, exclusive of depreciation                                 1,488,464            1,549,436              742,393
   Interest expense (Note 7)                                                      754,480              431,389              283,296
    Provision for valuation of investments
     in Local Limited Partnerships (Note 4)                                          --                675,000              421,815
   Depreciation                                                                   573,735              490,410              310,664
   Amortization                                                                   179,003              192,490              199,687
                                                                              -----------          -----------          -----------
     Total Expenses                                                             4,423,847            5,118,726            3,002,942
                                                                              -----------          -----------          -----------

Loss before equity in losses of Local Limited
   Partnerships and extraordinary item                                         (2,043,553)          (3,192,222)          (1,802,543)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                       (4,670,063)          (5,818,976)          (5,887,566)

Minority interest in (income) losses of
   Local Limited Partnerships                                                      (6,553)               8,659                5,548
                                                                              -----------          -----------          -----------

Net Loss before extraordinary item                                             (6,720,169)          (9,002,539)          (7,684,561)

Extraordinary gain on forgiveness
   of indebtedness (Note 11)                                                    1,279,618                 --                   --
                                                                              -----------          -----------          -----------

Net Loss                                                                      $(5,440,551)         $(9,002,539)         $(7,684,561)
                                                                              ===========          ===========          ===========

Net Loss Allocated:
   To General Partners                                                        $   (54,406)         $   (90,025)         $   (76,846)
   To Limited Partners                                                         (5,386,145)          (8,912,514)          (7,607,715)
                                                                              -----------          -----------          -----------
                                                                              $(5,440,551)         $(9,002,539)         $(7,684,561)
                                                                              ===========          ===========          ===========

Net Loss before extraordinary item
   per Limited Partnership Unit (100,000 Units)                               $    (66.53)         $    (89.13)         $    (76.08)
                                                                              ===========          ===========          ===========

Extraordinary item per Limited
   Partnership Unit (100,000 Units)                                           $     12.67          $      --            $      --
                                                                              ===========          ===========          ===========

Net loss per Limited
   Partnership Unit (100,000 Units)                                           $    (53.86)         $    (89.13)         $    (76.08)
                                                                              ===========          ===========          ===========

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



                                           COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                                          Net
                                                                       Initial       Investor            Unrealized
                                                      General          Limited        Limited             Gains
                                                      Partners        Partners       Partners            (Losses)        Total



Balance at March 31, 1993                       $   (309,020)     $      5,000     $ 56,986,552      $       --        $ 56,682,532

Net change in unrealized losses
    on marketable securities
    available for sale                                  --                --               --             (46,080)          (46,080)

Net Loss                                             (76,846)             --         (7,607,715)             --          (7,684,561)
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1994                           (385,866)            5,000       49,378,837           (46,080)       48,951,891

Net change in unrealized losses
    on marketable securities
    available for sale                                  --                --               --              10,935            10,935

Net Loss                                             (90,025)             --         (8,912,514)             --          (9,002,539)
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1995                           (475,891)            5,000       40,466,323           (35,145)       39,960,287

Net change in unrealized losses
    on marketable securities
    available for sale                                  --                --               --              35,157            35,157

Net Loss                                             (54,406)             --         (5,386,145)             --          (5,440,551)
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1996                       $   (530,297)     $      5,000     $ 35,080,178      $         12      $ 34,554,893
                                                ============      ============     ============      ============      ============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                                                          COMBINED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                   1996              1995                     1994
                                                                               ------------     ------------                -------

Net loss                                                                      $(5,440,551)         $(9,002,539)         $(7,684,561)
Adjustments to reconcile net loss to net
  cash used for operating activities:
   Equity in losses of Local Limited Partnerships                               4,670,063            5,818,976            5,887,566
   Bad debt expense                                                                54,351                 --                   --
   Provision for valuation of investments
     in Local Limited Partnerships                                                   --                675,000              421,815
   Cancellation of indebtedness income                                         (1,279,618)                --                   --
   Cash distribution included in net loss                                         (13,456)              (8,577)                --
   Replacement reserves                                                           (66,521)             (11,503)                --
   Amortization and depreciation                                                  752,738              682,900              510,351
   (Gain) loss on sale of marketable securities                                    (4,555)              66,613                 --
   Minority interest in income (loss) of Local
    Limited Partnerships                                                            6,553               (8,659)              (5,548)
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Other current assets                                                         104,653             (187,669)             (22,784)
     Accounts payable to affiliates                                               408,603              407,029              175,641
     Accounts payable and accrued expenses                                        376,480             (174,147)            (240,777)
                                                                              -----------          -----------          -----------
Net cash used for operating activities                                           (431,260)          (1,742,576)            (958,297)
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                                         --                   --                 89,647
   Purchases of marketable securities                                          (1,700,979)          (2,799,575)                --
   Proceeds from sales and maturities of
     marketable securities                                                      3,782,670            3,822,762                 --
   Decrease in marketable securities                                                 --                   --                686,452
   Cash distributions received from Local
     Limited Partnerships                                                         345,051              415,959              243,329
   Cash received upon assumption of General Partners
     interest in the Combined Entity                                               43,646                 --                   --
   Decrease in deferred acquisition fee escrow                                    112,506              112,500              112,500
   Payment of deferred acquisition fees                                          (112,506)            (112,500)            (112,500)
   Payment of acquisition fees and expenses                                          --                   --                 (5,000)
   Purchase of fixed assets                                                      (245,961)            (161,889)            (160,942)
   Cash received in assumption of General Partner's
      interest in the Combined Entities                                              --                   --                 52,502
                                                                              -----------          -----------          -----------
Net cash provided by investing activities                                       2,224,427            1,277,257              905,988
                                                                              -----------          -----------          -----------

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                                                    COMBINED STATEMENTS OF CASH FLOWS (continued)
                                                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                    1996              1995                   1994
                                                                                ------------     ------------               -------

Cash flows from financing activities:
   Repayment of General Partner advances                                             --                   --                 (7,787)
   Advances from developer                                                           --                  5,172                 --
   Advances from general partner                                                   50,397              216,039                 --
   Payments to general partner                                                   (173,500)                --                   --
   Advances from mortgages payable                                                   --                179,500              256,008
   Repayment of mortgage notes payable                                           (158,404)             (32,418)              (6,692)
   Advances from affiliate                                                         22,279                 --                   --
   Advances from (payments to) developer                                           13,756                 --                   --
   Capital contributions received                                                  14,522                 --                   --
   Repayment of Local Limited Partnership's mortgage                           (1,462,693)                --                   --
   Repayment of notes receivable affiliate                                         13,060                 --                   --
                                                                              -----------          -----------          -----------
Net cash provided by (used for) financing activities                           (1,680,583)             368,293              241,529
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash and
     cash equivalents                                                             112,584              (97,026)             189,220

Cash and cash equivalents, beginning of year                                      155,456              252,482               63,262
                                                                              -----------          -----------          -----------

Cash and cash equivalents, end of year                                        $   268,040          $   155,456          $   252,482
                                                                              ===========          ===========          ===========

Supplemental Disclosure:
   Cash paid for interest                                                     $   646,380          $   463,131          $    56,166
                                                                              ===========          ===========          ===========


Non-cash disclosure:

   See Note 10 for discussion of the change in control of certain Texas Partnerships.

   See Note 11 for discussion of cancellation of indebtedness income.


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



                   Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), most of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability, ii) preserve and protect the Partnership's capital, iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations, and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P. which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $99,610,000, ("Gross Proceeds") net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

Generally, profits, losses, tax credits, and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. At March 31, 1996, the Managing General Partner has designated approximately $257,000 of cash, cash equivalents and marketable securities as such reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities, using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's carrying value of the Local Limited Partnership investment has been reduced to a zero balance, the losses will be suspended and offset against future income, and distributions received will be recorded as income. For the years ended March 31, 1996, 1995 and 1994, the Partnership did not recognize $5,122,569, $4,088,341 and $3,851,903, respectively, of equity losses relating to Local Limited Partnerships whose cumulative equity in losses and distributions exceeded their total investments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

The Partnership recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment. There is the possibility that the estimates relating to reserves for non-temporary declines in the carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1995, 1994 and 1993.

On August 26, 1992, an affiliate of the Partnership's Managing General Partner, BF Harbour View, Inc., became the Local General Partner of 241 Pine Street Associates, L.P. ("241 Pine Street"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of 241 Pine Street is now an affiliate of the Partnership, these combined financial statements include the detailed financial activity of 241 Pine Street for the years ended December 31, 1993, 1994, and 1995. All significant intercompany balances and transactions have been eliminated.

On April 2, 1993, an affiliate of the Managing General Partner, BF Willow Lake, Inc., became the Local General Partner of Willow Lake Partners II, L.P. ("Willow Lake"). BF Willow Lake, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Willow Lake is now an affiliate of the Partnership, these combined financial statements include the financial activity of Willow Lake for the period from April 2, 1993 through December 31, 1993, and for the years ended December 31, 1994 and 1995. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partner, BF Texas Limited Partnership, became an additional Local General Partner responsible for all management decisions in thirteen Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships is now an affiliate of the Partnership, these combined financial statements include the financial activity of the Texas Partnerships from November 1, 1993 through December 31, 1993 and for the years ended December 31, 1994 and 1995. All significant intercompany balances and transactions have been eliminated. However, prior to March 31, 1996, control of certain of these Texas Partnerships were transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 10).

On September 29, 1995, an affiliate of the Managing General Partner, BF Texas Limited Partnership, became the local General Partner responsible for all management decisions in The Temple-Kyle L.P. ("The Kyle"). Since the Local General Partner of The Kyle is now an affiliate of the Partnership, these combined financial statements include the financial activity of The Kyle from October 1, 1995 through December 31, 1995. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of 241 Pine Street, Willow Lake, The Kyle and the Texas Partnerships on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein, the ("Combined Entities") refers to 241 Pine Street, Willow Lake, The Kyle and the Texas Partnerships prior to the transfer of control described above.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and costs, which are included in the Partnership's "Investment in Local Limited Partnerships", are being amortized on a straight-line basis over 35 years.

Cash Equivalents

Cash equivalents consist of short-term money market instruments with maturities when purchased of ninety days or less and approximate fair value.

Marketable Securities

Marketable securities consist primarily of U.S. Treasury instruments and various asset-backed investment vehicles. On March 31, 1994, the Partnership adopted Statement of Financial Accounting Standards Number 115 - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. Under this statement, the Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership plans to adopt the new standard for its year ending March 31, 1997, however, it is not expected to have a significant effect on financial position or results of operations.

Rental Property

Real estate and personal property of the Combined Entities are recorded at the lower of depreciated cost or net realizable value. Valuation allowances are established when the carrying value of such assets exceeds their estimated recoverable amounts. The Combined Entities provide for depreciation using primarily the straight-line method over their estimated useful lives of 3 to 40 years.

Deferred Fees

Willow Lake's deferred financing fees are amortized over 180 months, the term of the related debt, using the straight-line method.

Rental Income

Rental income, principally from short-term leases on the Combined Entities' apartment units, is recognized as income under the accrual method as the rents become due.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                                  Gross                 Gross
                                                                               Unrealized             Unrealized              Fair
                                                              Cost               Gains                  Losses                Value

Debt securities issued by
   the US Treasury                                        $   39,392           $     --             $     (167)           $   39,225

Mortgage backed securities                                    56,715                  583                 --                  57,298

Other debt securities                                         62,848                 --                   (404)               62,444
                                                          ----------           ----------           ----------            ----------

Marketable Securities
   at March 31, 1996                                      $  158,955           $      583           $     (571)           $  158,967
                                                          ==========           ==========           ==========            ==========

Debt securities issued by
   the US Treasury                                        $1,540,330           $     --             $  (13,264)           $1,527,066

Mortgage backed securities                                   501,041                2,878              (22,027)              481,892

Other debt securities                                        194,720                 --                 (2,732)              191,988
                                                          ----------           ----------           ----------            ----------

Marketable Securities
   at March 31, 1995                                      $2,236,091           $    2,878           $  (38,023)           $2,200,946
                                                          ==========           ==========           ==========            ==========


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

3.   Marketable Securities (continued)

The contractual maturities at March 31, 1996 are as follows:

                                                                                                      Fair
                                                                                         Cost        Value
Due in one to five years                                                                $102,240   $101,669
Mortgage backed securities                                                                56,715     57,298
                                                                                        --------   --------
                                                                                        $158,955   $158,967
                                                                                        ========   ========



Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities were approximately $3,783,000 and $3,823,000 for the years ended March 31, 1996 and 1995, respectively. Included in investment income are gross gains of $24,504 and gross losses of $19,949 which were realized on the sales during the year ended March 31, 1996 and gross gains of $3,167 and gross losses of $69,780 which were realized on the sales during the year ended March 31, 1995.


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-nine Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, in the years ended March 31:

                                                                                          1996               1995            1994

Capital contributions to Local Limited Partnerships
   and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                       $ 69,606,039    $ 70,650,910    $ 70,650,910

Cumulative equity in loss of Local Limited  Partnerships  (excluding  cumulative unrecognized losses of $16,806,562 $11,683,993, and $7,595,652 at March 31,
   1996, 1995 and 1994, respectively)                                                   (42,375,049)    (37,465,458)    (31,646,482)

Cumulative cash distributions received from
   Local Limited Partnerships                                                            (1,328,471)       (974,843)       (567,461)
                                                                                       ------------    ------------    ------------

Investments in Local Limited Partnerships before adjustment                              25,902,519      32,210,609      38,436,967

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                          7,154,323       7,154,323       7,154,323

   Accumulated amortization of acquisition fees and expenses                             (1,205,288)     (1,035,575)       (853,569)
                                                                                       ------------    ------------    ------------

Investments in Local Limited Partnerships                                                31,851,554      38,329,357      44,737,721

Reserve for valuation of investments in
   Local Limited Partnerships                                                            (1,635,000)     (1,635,000)       (960,000)
                                                                                       ------------    ------------    ------------
                                                                                       $ 30,216,554    $ 36,694,357    $ 43,777,721
                                                                                       ============    ============    ============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)




             Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities beginning on the date of combination) in which the Partnership has invested is as follows:

Summarized Balance Sheets - December 31,

                                                                                1995                  1994                  1993
                                                                           --------------         -------------           ---------

Assets:
   Investment property, net                                                 $193,889,556          $201,412,775          $209,490,192
   Other assets, net                                                          14,776,669            14,739,376            17,746,804
   Current assets                                                              6,462,299             6,424,091             6,482,361
                                                                            ------------          ------------          ------------
     Total assets                                                           $215,128,524          $222,576,242          $233,719,357
                                                                            ============          ============          ============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                                $164,854,884          $174,825,236          $179,510,721
   Other liabilities                                                          14,753,253            16,879,186            16,691,228
   Current liabilities (includes current
    portion of mortgages payable)                                             26,612,722            12,135,895             8,296,138
                                                                            ------------          ------------          ------------
     Total liabilities                                                       206,220,859           203,840,317           204,498,087
                                                                            ------------          ------------          ------------

Partners' Equity:
   Partnership's equity                                                        8,820,206            17,418,308            28,330,302
   Other partners' equity                                                         87,459             1,317,617               890,968
                                                                            ------------          ------------          ------------
     Total partners' equity                                                    8,907,665            18,735,925            29,221,270
                                                                            ------------          ------------          ------------
   Total liabilities and partners' equity                                   $215,128,524          $222,576,242          $233,719,357
                                                                            ============          ============          ============

Summarized Income Statements - For
the year ended December 31,


Rental and other income                                              $ 32,565,287             $ 31,203,382             $ 30,752,721
                                                                     ------------             ------------             ------------

Expenses:
   Operating expenses                                                  18,500,899               17,206,372               17,168,855
   Interest expense                                                    16,243,002               15,805,646               14,916,188
   Depreciation and amortization                                        8,593,392                8,707,622                8,915,723
                                                                     ------------             ------------             ------------
     Total expenses                                                    43,337,293               41,719,640               41,000,766
                                                                     ------------             ------------             ------------

Net Loss                                                             $(10,772,006)           $(10,516,258)             $(10,248,045)
                                                                     ============             ============             ============

Partnership's share of net loss                                      $ (9,778,580)            $ (9,898,740)            $ (9,739,469)
                                                                     ============             ============             ============
Other partners' share of net loss                                    $   (993,426)            $   (617,518)            $   (508,576)
                                                                     ============             ============             ============

For the years ended March 31, 1996, 1995 and 1994, the Partnership has not recognized $5,122,569, $4,088,341, and $3,851,903, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The summarized financial information of the Local Limited Partnerships above does not include 241 Pine Street for the years ended December 31, 1995, 1994 and 1993. Willow Lake is excluded for the years ended December 31, 1995 and 1994 and for the period April 2, 1993 through December 31, 1993. The Texas Partnerships are excluded for the year ended December 31, 1995, 1994 and for the period November 1, 1993 through December 31,

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

1993 and The Kyle is excluded for the period October 1, 1995 through December 31, 1995. The balance sheets and statements of operations of these Local Limited Partnerships are combined with the Partnership's financial statements through the date that these partnerships were controlled (see Note 10). As a result, this summarized information is not comparable from year to year.

The Partnership's equity as reflected by the Local Limited Partnerships of $8,820,206 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $25,902,519 principally because: the Partnership has not recognized $16,806,562 of equity losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; and purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships.


5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. As of March 31, 1996, selling commissions and other issuance expenses aggregating $11,832,395 have been charged directly to Limited Partners' equity. Total organizational and offering expenses exclusive of selling commissions did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses inclusive of selling commissions did not exceed 13% of the Gross Proceeds.

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 7.5% of the Gross Proceeds, and acquisition expenses were estimated to total 2% of the Gross Proceeds. Acquisition fees totaling $7,500,000 have been paid to an affiliate of the Managing General Partner for the closing of the Partnership's Local Limited Partnership Investments. Approximately $1,934,000 of these fees are classified as capital contributions to Local Limited Partnerships in the summary of Investments in Local Limited Partnerships in Note 4 to the Combined Financial Statements. Acquisition expenses totaling $1,587,834 were incurred through March 31, 1996 and have been reimbursed to an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1996 and 1995, deferred acquisition fees payable amounted to $450,000 and $562,506, respectively.

An affiliate of the Managing General Partner currently receives $6,601 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $447,110,
$435,572  and  $424,120,  for the years  ended  March 31,  1996,  1995 and 1994, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees and expenses aggregate $690,845 and $243,735 at March 31, 1996 and 1995, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994, is $182,482, $155,236 and $145,946, respectively, that the Partnership has paid or will pay as reimbursement for salaries and benefits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

5.   Transactions with Affiliates (continued)

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. The property management fee charged is equal to 5% of properties' gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $46,915, $45,845 and $43,656 of fees earned by BFPM during 1995, 1994 and 1993, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. The property management fee charged is equal to 5% of the properties' gross revenue. Included in the Combined Statements of Operations is $70,315, $177,185 and $47,448 of property management fees charged by BFPM during 1995, 1994 and 1993, respectively. Payables to affiliates includes $71,113 and $113,008 of property management fees at December 31, 1995 and 1994, respectively.

During 1995, an affiliate of the Managing General Partner advanced the Partnership $22,279 to cover operating deficits. A non-interest bearing note was executed.

6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at cost, the components of which are as follows at December 31:

                                                          1995              1994
                                                   -----------       -----------

Land                                               $   492,599       $   529,609
Building and improvements                           14,816,483        14,117,676
Equipment                                              543,316           514,651
                                                   -----------       -----------
                                                    15,852,398        15,161,936

Less accumulated depreciation                        3,034,245         2,653,499
                                                   -----------       -----------
  Total                                            $12,818,153       $12,508,437
                                                   ===========       ===========

7.   Mortgage Notes Payable

Willow Lake

The original mortgage note payable consists of a 9.25% per annum note due in monthly principal and interest installments of $22,878, maturing on February 1, 2005. The original loan is collateralized by a first deed of trust covering all real and personal property. The loan was also collateralized by an operating deficit escrow of $58,387 provided by the Local General Partners as security for the lender in the event of certain defaults under the mortgage loan agreement.

At December 31, 1993 Willow Lake was in default of its principal and interest payments due under the mortgage agreement, however, the lender and Willow Lake executed a workout commitment letter in June of 1993 designed to address the default. On February 17, 1994, the parties closed the final workout agreement. The terms of the workout agreement which were effective June 1, 1993, include a reduction in the interest rates payable to 7.25% for the period from June 1, 1993 through May 1, 1995 and a reduction in the interest rates payable to 8.25% plus 95% of all net cash flows, as defined by the workout agreement, for the period from June 1, 1995 through May 1, 1996. Thereafter, Willow Lake will resume payments at the original contract rate of 9.25%. Under the terms of the workout agreement, the difference in the interest payments at the original contract rate of 9.25% and the

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable (continued)

reduced payment rates, required over the term of the workout period shall be payable upon expiration of the workout period over the remaining term of the note.

All delinquent amounts under the original mortgage were paid by Willow Lake on February 17, 1994 upon closing of the final workout agreement. The delinquencies were paid out of funds released from an escrow deposit of $244,000, which have been held by an escrow agent pursuant to an operating reserve escrow agreement requiring deposits be made to fund certain of the obligations of the Local General Partners under Willow Lake's partnership agreement, including the payment of operating deficits.

Principal payments required under the above mortgage note which has a balance at December 31, 1996 and 1995 of $2,764,469 and $2,782,384, respectively, for each of the next five years are as follows:

                              Years Ending
                              December 31,

                                 1996   $19,644
                                 1997    21,540
                                 1998    23,619
                                 1999    25,899
                                 2000    28,399

The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Willow Lake to a concentration of credit risk. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1996.

Texas Partnerships

The Texas Partnerships and RECD, have entered into an Interest Credit and Rental Assistance Agreement that have stated interest rates ranging from 9.5% to 7.25% and provide for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages) with maturities ranging from 2016 to 2030. All notes are collateralized by the respective properties. The principal balances of the Texas Partnerships' mortgages at December 31, 1995 and 1994 in the amount of $4,228,562 and $6,816,613, respectively, has been included in current liabilities due to the defaults. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1996.

The Kyle

The original mortgage note payable provided for interest at the NationsBank cost of funds rate plus 2% through July 1, 1997, then prime plus 1% from July 1, 1997 to maturity in June 2005. Monthly principal and interest payments of $13,800 are due through July 1, 1997, then $17,600 until maturity in 2005. The original loan is secured by a Deed of Trust, Assignment, Security Agreement and Financing Statement covering certain real property. The Kyle experienced financial difficulties which resulted in a default on its mortgage. The lender placed the property into involuntary bankruptcy in May 1993, as a protective measure. In January 1994, a bankruptcy trustee was appointed to oversee the Kyle's affairs during the bankruptcy proceedings. Affiliates of the Managing General Partner reached an agreement with the lender on a Joint Disclosure Statement and Plan of Reorganization. The plan called for the Partnership to purchase the mortgage from the current lender for $850,000 plus a non-recourse note for $612,693, collateralized by a letter of credit from the Partnership. This note was repaid on March 8, 1996. The debt restructure resulted in a $846,088 gain on the cancellation of the old debt. The Bankruptcy Court approved the

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable (continued)

Joint Disclosure Statement on July 12, 1995, and confirmed the Plan of Reorganization on September 13, 1995. The loan closing was held on September 29, 1995. An affiliate of the Managing General Partner is currently working to refinance the mortgage, subject to approval by the local housing authority. The current value of this note approximates its fair value.

8.   Due to affiliate

Under the terms of 241 Pine Street's development agreement, the Developer agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced are to be repaid by 241 Pine Street only in certain circumstances. The amount due to affiliate at December 31, 1995 and 1994 represents the net amount advanced to 241 Pine Street under this agreement. In connection with these events the Original General Partner was replaced by an affiliated entity of the Partnership . Therefore, the amount previously reported as due to developer has been reclassified as a due to affiliate. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1996.

9.   Former general partner advances

Prior to 1995, Willow Lake incurred debt of $662,306 payable to the former general partners and their affiliates for developer fees, Partnership advances, and management fees. As a result of the settlement litigation in 1995, Willow Lake agreed to pay $173,500 and issued two promissory notes in the amount of $100,000 each. Both notes have an annual interest rate of 6%. Principal and interest on these notes are due and payable out of cash flow commencing June 1996. If, in the event Willow Lake is unable to make a cash flow payment, the Partnership has guaranteed one note. The guarantee of the Partnership is an interest payment of $500 per month. The remaining debt ($288,806) was forgiven.

10.    Liquidation of Interests in Local Limited Partnerships

Since June 1993, affiliates of the Managing General Partner have been involved in intensive workout negotiations with the federal governmental lender to the Texas Partnerships, the Rural Economic and Community Development Services (RECDS) (formerly called the Farmers Home Administration of the U.S. Department of Agriculture, FmHA). Affiliates of the Managing General Partner reached an agreement with RECDS for a comprehensive workout of the Texas Partnerships. The workout provided for additional loans and rental assistance from RECDS, a debt service moratorium through July 1995, and additional equity from the Partnership.

Completion of the workout agreement proved to be difficult. As a result, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Glenbrook Apartments' transfer was effective June 6, 1996. Five of the properties (Crown Point, Godley Arms, Sherwood Arms, Quail Run Apartments, and Lone Oak Apartments) are being transferred to new owners effective after March 31, 1996. Since the new general partners had assumed the risks of ownership, including funding operating deficits prior to March 31, 1996, the Partnership's investment in these six partnerships has been changed to the equity method, effective on the date that control of these partnerships was assumed by the unaffiliated entities. There is no anticipated loss on the transfer.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the seven remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, One Main Place, Pilot Point Apartments, Shady Shores Apartments and Willowick Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for a period of time expected to be about twelve months. During this period, investors will continue to receive tax credits from these properties.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

10.    Liquidation of Interests in Local Limited Partnerships (continued)

For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since the Texas Partnerships represent only 2% of the Partnership's tax credits.

11.  Extraordinary Item

For the year ended March 31, 1996, the Partnership recognized $1,297,618 of cancellation of indebtedness income. This is attributed to three combining entities. The gain on Willow Lake was the result of a settlement with the original general partner. The settlement involved a cash payment, assumption of two notes and relief of the remaining debt to the former general partner as discussed in Note 9. The gains on both The Kyle (Note 7) and Lakeway Colony were the result of debt restructuring.

12.  Contingency

Lone Oak Housing Associates, Ltd. (one of the Texas Partnerships which is being transferred), is the defendant in a lawsuit in which the plaintiff has alleged negligence and deceptive Trade Act violations. The plaintiff's settlement demand is $500,000. In the opinion of management, this case will not have a material adverse effect on Lone Oak Housing Associates, Ltd. or the Partnership.

13.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1996, 1995 and 1994 to the loss reported for federal income tax purposes is as follows:


                                                                                 1996                1995                     1994
                                                                             --------------      -------------            ---------

Net loss per Combined Statement of Operations                              $ (5,440,551)         $ (9,002,539)         $ (7,684,561)
   Provision for valuation of Investments in
     Local Limited Partnerships not taxable or
     deductible for tax purposes                                                   --                 675,000               421,815
   Operating expenses not deductible in
     current year for tax purposes                                              452,028               132,652               105,319
   Other loss recognized for tax purposes but
     not recognized for book purposes                                          (106,755)                 --                    --
   Operating expenses paid in current year but
     expensed for financial reporting purposes
     in prior year                                                                 --                (105,319)                 --
   Amortization of acquisition fees and expenses
     not deductible for tax purposes                                            168,519               182,006               192,187
   Adjustment to reflect March 31 fiscal year-
     end to December 31 tax year-end                                             27,286               263,928                19,217
   Adjustment for equity in loss of Local Limited
     Partnerships for financial reporting purposes
     under equity in loss for tax purposes                                   (1,091,105)             (242,083)           (1,064,353)
   Adjustment for equity in loss of Local
     Limited Partnerships not recognized for
     financial reporting purposes                                            (5,122,569)           (4,088,341)           (3,851,903)
   Cash distribution included in loss for financial
     reporting purposes                                                         (11,338)               (6,057)                 --
                                                                           ------------          ------------          ------------
Net loss for federal income tax purposes                                   $(11,124,485)         $(12,190,753)         $(11,862,279)
                                                                           ============          ============          ============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.  Federal Income Taxes (continued)

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1996 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $ 30,216,554        $ 16,690,093        $ 13,526,461
   Other assets                                          14,155,068          15,229,455          (1,074,387)
   Liabilities                                            9,474,777           1,197,076           8,277,701


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to i) for financial reporting purposes the Partnership combines the financial statements of sixteen Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $20,334,000 greater than for financial reporting purposes, including approximately $16,807,000 of losses the Partnership has not recognized relating to seventeen Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) the Partnership has provided a provision for valuation of $1,635,000 against three of its investments in Local Limited Partnerships for financial reporting purposes; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes, are charged to Limited Partners' equity for financial reporting purposes.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules

                                                                 Balance Sheets

                                                             Boston Financial
                                                             Qualified Housing
                                                                Tax Credits             Combined      Eliminations         Combined
                                                                L.P. III (A)           Entities (B)        (A)               (A)

Assets
Current assets:
   Cash and cash equivalents                                         $    94,632      $   173,408      $      --         $   268,040
   Accounts receivable, net                                              481,483           41,863         (482,589)           40,757
   Interest receivable                                                       740             --               --                 740
   Notes receivable                                                    1,441,067             --         (1,441,067)             --
   Prepaid expenses                                                       14,155           21,775             --              35,930
   Tenant security deposits                                                 --             67,011             --              67,011
   Other current assets                                                     --             53,656             --              53,656
                                                                     -----------      -----------      -----------       -----------
     Total current assets                                              2,032,077          357,713       (1,923,656)          466,134

Investments in Local Limited
   Partnerships, net of reserve
     for valuation                                                    33,246,690             --         (3,030,136)       30,216,554
Marketable securities, at fair value                                     158,967             --               --             158,967
Replacement reserves                                                        --            168,335             --             168,335
Rental property at cost, net of
   accumulated depreciation                                                 --         12,818,153             --          12,818,153
Deferred acquisition fees escrow                                         450,000             --               --             450,000
Deferred expenses, net                                                      --             93,479             --              93,479
                                                                     -----------      -----------      -----------       -----------
     Total assets                                                    $35,887,734      $13,437,680      $(4,953,792)      $44,371,622
                                                                     ===========      ===========      ===========       ===========

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates                                    $   711,702      $   526,131      $  (482,589)      $   755,244
   Accounts payable and accrued
    expenses                                                             148,860          322,468             --             471,328
   Current portion of mortgage
     notes payable                                                          --          4,302,369          (41,093)        4,261,276
   Interest payable                                                         --            186,550             --             186,550
   Notes payable, affiliate                                               22,279             --               --              22,279
   Security deposits payable                                                --             60,229             --              60,229
                                                                     -----------      -----------      -----------       -----------
     Total current liabilities                                           882,841        5,397,747         (523,682)        5,756,906

Due to affiliate                                                            --            323,046             --             323,046
Deferred acquisition fees payable                                        450,000             --               --             450,000
General partner advances                                                    --            200,000             --             200,000
Mortgage notes payable                                                      --          4,144,799       (1,399,974)        2,744,825
                                                                     -----------      -----------      -----------       -----------
     Total liabilities                                                 1,332,841       10,065,592       (1,923,656)        9,474,777
                                                                     -----------      -----------      -----------       -----------


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                                              Balance Sheets (continued)

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Minority interest in Local
   Limited Partnerships                            -                -          341,952           341,952
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       34,554,881        3,372,088       (3,372,088)       34,554,881
Net unrealized gains on marketable
   securities                                     12                -                -                12
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               34,554,893        3,372,088       (3,372,088)       34,554,893
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 35,887,734    $  13,437,680    $  (4,953,792)     $ 44,371,622
                                        ============    =============    =============      ============



(A)  As of March 31, 1996.
(B)  As of December 31, 1995. See Note 2

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                                               Statements of Operations

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                               $          -       $ 2,143,530       $        -     $  2,143,530
   Investment                                 78,706             7,152                -           85,858
   Other                                      77,315            73,591                -          150,906
                                        ------------       -----------       ----------     ------------
     Total Revenue                           156,021         2,224,273                -        2,380,294
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees                     447,110                 -                -          447,110
   General and administrative                841,989                 -                -          841,989
   Bad debt expense                           54,351                 -                -           54,351
   Property management fees,
     related party                                 -            84,715                -           84,715
   Rental operations, exclusive
     of depreciation                               -         1,488,464                -        1,488,464
   Interest                                   23,221           731,259                -          754,480
   Depreciation                                    -           573,735                -          573,735
   Amortization                              168,519            10,484                -          179,003
                                        ------------       -----------       ----------     ------------
     Total Expenses                        1,535,190         2,888,657                -        4,423,847
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                     (1,379,169)         (664,384)               -       (2,043,553)

Equity in losses of Local Limited
   Partnerships                           (4,061,382)                -         (608,681)      (4,670,063)

Minority interest in income of Local
   Limited Partnerships                            -                 -           (6,553)          (6,553)
                                        ------------       -----------       ----------     ------------

Net loss before extraordinary item        (5,440,551)         (664,384)        (615,234)      (6,720,169)

Extraordinary gain on
   forgiveness of indebtedness                     -         1,279,618                -        1,279,618
                                        ------------       -----------       ----------     ------------

Net Income (Loss)                       $ (5,440,551)      $   615,234       $ (615,234)    $ (5,440,551)
                                        ============       ===========       ==========     ============


(A) For the year ended March 31, 1996.
(B) For the year ended December 31, 1995- see Note 2.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                                         Statements of Operations (continued)

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Extraordinary gain on
   forgiveness of indebtedness                     -         1,279,618                -        1,279,618
                                        ------------       -----------       ----------     ------------

Net Income (Loss)                       $ (5,440,551)      $   615,234       $ (615,234)    $ (5,440,551)
                                        ============       ===========       ==========     ============


(A) For the year ended March 31, 1996.
(B) For the year ended December 31, 1995- see Note 2.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.      Supplemental Combining Schedules (continued)

                                                                 Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations          Combined
                                           L.P. III (A)        Entities (B)                 (A)             (A)

Net income (loss)                         $   (5,440,551)     $     615,234       $   (615,234)      $  (5,440,551)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
   Equity in losses of Local
     Limited Partnerships                      4,061,382                  -            608,681           4,670,063
   Bad debt expense                               54,351                  -                  -              54,351
   Cancellation of indebtedness
     income                                            -         (1,279,618)                 -          (1,279,618)
   Cash distribution included in
     net loss                                    (13,456)                 -                  -             (13,456)
   Replacement reserves                                -            (66,521)                 -             (66,521)
   Amortization and depreciation                 168,519            584,219                  -             752,738
   Gain on sale of marketable securities          (4,555)                 -                  -              (4,555)
   Minority interest in income
     of Local Limited Partnerships                     -                  -              6,553               6,553
   Increase (decrease) in cash
     arising from changes in operating
     assets and liabilities:
     Other current assets                         10,859             93,794                  -             104,653
     Accounts payable to affiliates              467,967            (59,364)                 -             408,603
     Accounts payable and accrued
     expenses                                      7,073            369,407                  -             376,480
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   operating activities                         (688,411)           257,151                  -            (431,260)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Purchases of marketable securities         (1,700,979)                 -                  -          (1,700,979)
   Proceeds from sales and maturities
     of marketable securities                  3,782,670                  -                  -           3,782,670
   Cash distributions received from
     Local Limited Partnerships                  345,051                  -                  -             345,051
   Capital contributions paid to Local
     Limited Partnerships                        (27,576)                 -             27,576                   -
   Cash received upon assumption of
     General Partners interest in the
     Combined Entity                                   -             43,646                  -              43,646


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                                           Statements of Cash Flows (continued)

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations      Combined
                                           L.P. III (A)        Entities (B)                 (A)                 (A)

   Decrease in deferred acquisition fee
     escrow                                      112,506                  -                  -             112,506
   Payment of deferred acquisition fee          (112,506)                 -                  -            (112,506)
   Purchase of fixed assets                            -           (245,961)                 -            (245,961)
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   investing activities                        2,399,166           (202,315)            27,576           2,224,427
                                          --------------      -------------       ------------       -------------

Cash flows from financing activities:
   Advances from general partner                       -             50,397                  -              50,397
   Payments to general partner                                     (173,500)                 -            (173,500)
   Repayment of mortgage notes
      payable                                          -           (166,970)             8,566            (158,404)
   Advances from affiliate                        22,279                  -                  -              22,279
   Advances from (payments to)
     developer                                  (272,700)           286,456                  -              13,756
   Capital contributions received                      -             42,098            (27,576)             14,522
   Repayment of Local Limited
     Partnership's mortgage                   (1,462,693)                 -                  -          (1,462,693)
   Repayment of notes
     receivable, affiliate                        21,626                  -             (8,566)             13,060
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   financing activities                       (1,691,488)            38,481            (27,576)         (1,680,583)
                                          --------------      -------------       ------------       -------------

Net increase in
   cash and cash equivalents                      19,267             93,317                  -             112,584

Cash and cash equivalents,
   beginning                                      75,365             80,091                   -            155,456
                                          --------------      -------------       -------------     --------------

Cash and cash equivalents,
   ending                                 $       94,632      $     173,408       $           -     $      268,040
                                          ==============      =============       =============     ==============


(A) For the year ended March 31, 1996.
(B) For the year ended December 31, 1995- see Note 2.

Boston Financial Qualified Housing Tax Credits L.P. III
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1996


                                               COST OF INTEREST              NET IMPROVEMENTS
                      NUMBER     TOTAL        AT ACQUISTION DATE        CAPTIALIZED  GROSS AMOUNT AT WHICH CARRIED AT MARCH 31, 1996
                                          ---------------------------                 ----------------------------------------------
                        OF      ENCUM-                 BUILDINGS AND   SUBSEQUENT TO       LAND AND     BUIILDING AND
    DESCRIPTION       UNITS    BRANCES *      LAND     IMPROVEMENTS      ACQUISITON      IMPROVEMENTS    IMPROVEMENTS       TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:

Harbour View           122      9,549,824     $406,704   $11,193,508           $522,754  $    406,704        11,716,262   12,122,966
 Staten Island, NY
Willow Lake Apts**     132      2,764,469      100,000     5,143,801           (100,041)       114,862        5,028,898    5,143,760
 Kansas City, MO
West Dade I            122      4,103,757      626,698     4,572,095            597,462        626,698        5,169,557    5,796,255
 Miami, FL
West Dade II           209      8,408,834    1,213,707     8,416,939          2,527,205      1,118,822       11,039,029   12,157,851
 Miami, FL
Westwood Manor         144      3,424,812      191,987     4,091,974             86,253        191,987        4,178,227    4,370,214
 Flint, MI
Rolling Hills          150      3,107,682       10,000     6,791,690             26,155         57,315        6,770,530    6,827,845
 Dayton, OH
Regency Square         140      3,301,775      150,000     6,777,207             31,232        185,201        6,773,238    6,958,439
 Dayton, OH
Buffalo Shoreline      142      6,178,090      153,588     5,106,986            752,878        153,588        5,859,864    6,013,452
 Buffalo, NY
Buffalo Waterfront     472     22,121,373      202,452    17,775,357          2,315,401        202,452       20,090,758   20,293,210
 Buffalo, NY
Fox Run                150      4,144,226      452,610     5,039,028             86,637        484,554        5,093,721    5,578,275
 Victoria, TX
Boulevard II            19        729,029            0       965,670            384,682         15,600        1,334,752    1,350,352
 Chicago, IL
The Colony             300      8,678,335    1,298,638     8,814,688             96,226        745,200        9,464,352   10,209,552
 Columbia, SC
Boulevard IIA (1)       42      1,603,351       11,786     2,467,433            621,660         34,400        3,066,479    3,100,879
 Chicago, IL
Ashley Place (1)        96      2,841,522           10     3,951,009            860,765             10        4,811,774    4,811,784
 Orlando, FL
Admiral Court           46      2,383,364       60,637     4,751,321            314,692         60,637        5,066,013    5,126,650
 Philadelphia, PA
Syracuse Apartments     8         241,823       17,669       289,821                  0         17,669          289,821      307,490
 Syracuse, KS
El Jardin              236      7,000,257      742,000     8,480,839            200,862        742,000        8,681,701    9,423,701
 Davie, FL
Elmwood Delmar          95      3,153,787       67,097     4,111,291             46,417         74,221        4,150,584    4,224,805
 Aurora, CO
Crestwood Place**       24        380,272        5,000       458,287             24,091          5,000          482,378      487,378
 Bridgeport, TX
Willowick Apts**        60      1,173,756       10,956     1,455,934            142,902         10,956        1,598,836    1,609,792
 Gainesville, TX
Ellsworth Apartments    12        330,049       18,000       390,835                  0         18,000          390,835      408,835
 Ellsworth, KS
Satanta Apartments      8         224,573       23,593       264,336                  0          7,500          280,429      287,929
 Satanta, KS
Rossville Apartments    10        280,550       23,950       259,486             68,583         23,950          328,069      352,019
 Rossville, KS
Columbia Town House     56      1,401,445      167,000       885,042          1,073,710        168,303        1,957,449    2,125,752
 Burlington, IA
Quarter Mill           266      7,215,496    1,139,508     2,530,458         12,658,555      5,551,917       10,776,604   16,328,521
 Richmond, VA
One Main Place**        24        371,846       19,458       414,803             44,690         19,458          459,493      478,951
 Little Elm, TX
Pilot Point**           40        560,757       24,805       575,107            111,241         24,805          686,348      711,153
 Pilot Point, TX
Sherwood Arms (a)       0               0       32,439       658,300           (600,739)             0                0            0
 Keene, TX
Crown Point (a)         0               0       13,642       371,717           (385,359)             0                0            0
 Venus, TX
Godley Arms (a)         0               0       26,156       250,345           (276,501)             0                0            0
 Godley, TX
South Holyoke           48      2,791,972      105,250     4,095,471           (160,695)       105,250        3,934,776    4,040,026
 South Holyoke, MA
Walker Woods            51      2,377,870      159,104     2,954,196          1,008,619        159,104        3,962,815    4,121,919
 Dover, DE
Shady Shores**          40        506,396       30,778       723,316             50,549         30,778          773,865      804,643
 Lake Dallas, TX
Eagle Wood Apts.        40      1,118,719            0     1,382,855             52,491         45,510        1,389,836   1,435,346
 Covington, TN
Georgetown II           50      1,757,575            0     1,079,160          1,726,090              0        2,805,250    2,805,250
 Georgetown, DE
Blue Mountain Apts.    217      9,992,836      618,994    14,308,698            154,034        618,994       14,462,732   15,081,726
 Boston, MA
Garden Plain            12        304,443       15,849       362,584                 54         15,932          362,555      378,487
 Garden Plain, KS
Fulton Apartments       24        803,264            0       985,000             35,000         28,000          992,000    1,020,000
 Fulton, KY
Lone Oak (a)            0               0       34,437       803,419           (837,856)             0                0            0
 Graham, TX
Hallett-West Apts.**    24        298,696       18,500       322,596             42,930         18,500          365,526      384,026
 Hallettsville, TX
Glenbrook (a)           0               0       13,636       310,294           (323,930)             0                0            0
 St. Jo, TX
Eagles Nest**           90        936,849       49,340     1,153,573             90,462         49,340        1,244,035    1,293,375
 Decatur, TX
Billings Family         12        284,638       14,032       327,478              2,856         14,070          330,296      344,366
 Billings, MO
Brownsville             28        789,717       31,000       980,353              3,680         31,000          984,033    1,015,033
 Brownsville, TN
Wayne Senior            15        431,020       30,949       494,381             (1,229)        31,281          492,820      524,101
 Wayne, NE
Longview                14        400,350       29,710       461,233                  0         29,710          461,233      490,943
 Humboldt, KS
Horseshoe Bend          24        653,056       21,780       816,289                  0         21,780          816,289      838,069
 Horseshoe Bend, AR
Briarwood II            32      1,116,416      105,000     1,331,661              4,587        105,000        1,336,248    1,441,248
 Lake Havasua, AZ
Quail Run (a)           0               0        8,158       458,464           (466,622)             0                0            0
 Iowa Park, TX
Smithville              24        549,441       28,840       585,285                957         28,840          586,242      615,082
 Smithville, MO
Aurora East            125      4,069,410      308,324     4,402,417            141,465        308,324        4,543,882    4,852,206
 Denver, CO
Elver Park II           56      1,712,115      348,138     2,509,630             15,617        348,138        2,525,247    2,873,385
 Madison, WI
Elver Park III          48      1,485,336      135,465       582,652          1,804,381        217,507        2,304,991    2,522,498
 Madison, WI
Tucson Trails           48      1,447,785      138,240       588,915          1,795,470        193,866        2,328,759    2,522,625
 Madison, WI
Tucson Trails II        48      1,454,623      138,240       281,704          2,104,333        194,388        2,329,889    2,524,277
 Madison, WI
Pleasant Plaza         125     15,633,537      303,775    15,691,150             52,295        303,775       15,743,445   16,047,220
 Malden, MA
241 Pine Street**       50              0      130,900     2,564,381         (1,451,679)       130,900        1,112,702    1,243,602
 Manchester, NH
Oak Grove               24        564,122       35,000       169,708            508,464         62,586          650,586      713,172
 Oak Grove, MO
Wood Creek             104      3,456,957      475,000     4,203,585          1,398,056        842,496        5,234,145    6,076,641
 Calcium, NY
Brekenridge Creste     164      4,864,270      845,000       811,111          7,479,926        790,200        8,345,837    9,136,037
 Duluth, GA
Bolivar Apartments      20        469,010       30,000       190,970            360,983         30,000          551,953      581,953
 Boliver, MO
Lexington Civic         24        453,662       15,000       650,260            (72,375)        15,000          577,885      592,885
 Lexington, TN
Riverfront Apartments  200      7,945,975      140,333     9,845,838            468,237        140,333       10,314,075   10,454,408
 Sunbury, PA
Susquehanna View       201      9,222,525      373,702    10,743,951            564,403        373,702       11,308,354   11,682,056
 Camp Hill, PA
Westgate Associated     20        641,414       45,500       750,700                  0         20,000          776,200      796,200
 Perryville, AR
Altheimer Associates    20        600,829       10,000       725,429              2,346         10,000          727,775      737,775
 Altheirmer, AR
The Temple-Kyle **      64      1,454,127       93,564       931,860          2,670,294         88,000        3,607,718    3,695,718
 Temple, TX
Diversey Square         48      2,581,192       50,000     3,253,496             50,398         50,000        3,303,894    3,353,894
 Chicago, IL
Poplar Village          36      1,207,297       60,000     1,427,725                  0         60,000        1,427,725    1,487,725
 Cumberland, KY

                              ------------------------------------------------------------------------------------------------------
                              190,052,498   12,201,628   211,517,095         41,507,004     16,574,113      248,561,614  265,135,727

Less:  Combined Entities **    (8,447,168)   (611,769)   (16,596,197)         1,265,568       (492,599)     (15,359,799)(15,852,398)

                              ======================================================================================================
                              181,605,330  $11,589,859  $194,920,898        $42,772,572    $16,081,514     $233,201,815 $249,283,329
                              ======================================================================================================



                                                                          LIFE ON WHICH
                                                                         DEPRECTIATION

                              ACCUMULATED     DATE               Date     IS COMPUTED          DATE
                              DEPRECIATON    BUILT            Acquired     (YEARS)          ACQUIRED
                              -------------------------------------------------------------------------
Multi-family residential property:

Harbour View                   $    2,175,625     1990            09/01/89  5-40           09/29/89
 Staten Island, NY
Willow Lake Apts**              1,283,975         1989            12/20/89  5-40           12/20/89
 Kansas City, MO
West Dade I                     1,361,105      Various            12/31/88  5-40           12/31/88
 Miami, FL
West Dade II                    2,735,022      Various            12/31/88  5-40           12/31/88
 Miami, FL
Westwood Manor                  1,290,626      Various            02/21/89  5-40           02/21/89
 Flint, MI
Rolling Hills                   1,797,835         1969             3/13/89  5-40           03/13/89
 Dayton, OH
Regency Square                  1,737,304         1963             3/13/89  5-40           03/13/89
 Dayton, OH
Buffalo Shoreline               1,663,971      Various            04/28/89  5-40           04/28/89
 Buffalo, NY
Buffalo Waterfront              5,714,795      Various            04/27/89  5-40           04/28/89
 Buffalo, NY
Fox Run                         1,180,986         1975            04/10/89  5-40           04/07/89
 Victoria, TX
Boulevard II                      286,366         1920             4/4/89   5-40           04/04/89
 Chicago, IL
The Colony                      3,333,384         1950            05/17/89  5-40           05/19/89
 Columbia, SC
Boulevard IIA (1)                 610,826      Various             4/4/89   5-40           04/04/89
 Chicago, IL
Ashley Place (1)                1,121,727         1989             6/23/89  5-40           06/23/89
 Orlando, FL
Admiral Court                     776,789         1920             3/31/89  5-40           06/07/89
 Philadelphia, PA
Syracuse Apartments                79,805         1989            06/01/89  5-40           06/30/89
 Syracuse, KS
El Jardin                       2,017,172         1973             6/15/89  5-40           06/14/89
 Davie, FL
Elmwood Delmar                    949,985         1957            06/05/89  5-40           05/16/89
 Aurora, CO
Crestwood Place**                  80,990         1975            06/05/89  5-40           06/05/89
 Bridgeport, TX
Willowick Apts**                  261,605         1975            06/15/89  5-40           06/30/89
 Gainesville, TX
Ellsworth Apartments               95,378         1975            07/01/89  5-40           07/19/89
 Ellsworth, KS
Satanta Apartments                 70,206         1989            07/28/89  5-40           07/28/89
 Satanta, KS
Rossville Apartments               75,971         1990            07/01/89  5-40           07/28/89
 Rossville, KS
Columbia Town House               477,904         1990            08/01/89  5-40           07/28/89
 Burlington, IA
Quarter Mill                    3,031,919         1990            07/01/89  5-40           08/02/89
 Richmond, VA
One Main Place**                   78,424         1989            08/22/89  5-40           08/22/89
 Little Elm, TX
Pilot Point**                     128,772         1989            08/25/89  5-40           08/22/89
 Pilot Point, TX
Sherwood Arms (a)                       0         1989            08/22/89  N/A            08/22/89
 Keene, TX
Crown Point (a)                         0         1989            08/25/89  N/A            08/22/89
 Venus, TX
Godley Arms (a)                         0         1989            08/21/89  N/A            08/25/89
 Godley, TX
South Holyoke                     735,410         1988            08/29/89  5-40           08/29/89
 South Holyoke, MA
Walker Woods                      562,276         1990            08/01/89  5-40           08/30/89
 Dover, DE
Shady Shores**                    130,965         1989            08/29/89  5-40           08/30/89
 Lake Dallas, TX
Eagle Wood Apts.                  297,648         1990            09/06/89  5-40           09/06/89
 Covington, TN
Georgetown II                     447,302         1990            08/28/89  5-40           09/28/89
 Georgetown, DE
Blue Mountain Apts.             3,504,147      Various            09/29/89  5-40           09/29/89
 Boston, MA
Garden Plain                       97,176         1990            10/01/89  5-40           08/09/89
 Garden Plain, KS
Fulton Apartments                 209,505         1990            10/05/89  5-40           10/05/89
 Fulton, KY
Lone Oak (a)                            0         1990            10/10/89  N/A            10/06/89
 Graham, TX
Hallett-West Apts.**               59,675         1989            10/13/89  5-40           11/20/89
 Hallettsville, TX
Glenbrook (a)                           0         1989            10/02/89  N/A            10/06/89
 St. Jo, TX
Eagles Nest**                     195,700         1989            10/02/89  5-40           10/06/89
 Decatur, TX
Billings Family                    84,233         1989            10/01/89  5-40           08/09/89
 Billings, MO
Brownsville                       308,086         1989            10/01/89  5-40           08/09/89
 Brownsville, TN
Wayne Senior                      117,290         1988            10/01/89  5-40           08/09/89
 Wayne, NE
Longview                           99,249         1988            10/01/89  5-40           10/13/89
 Humboldt, KS
Horseshoe Bend                    256,699         1988            10/01/89  5-40           08/09/89
 Horseshoe Bend, AR
Briarwood II                      391,846         1989            10/01/89  5-40           10/04/89
 Lake Havasua, AZ
Quail Run (a)                           0         1989            10/10/89  N/A            10/06/89
 Iowa Park, TX
Smithville                        119,672         1987            10/01/89  5-40           08/09/89
 Smithville, MO
Aurora East                     1,822,062         1972            10/31/89  5-40           11/06/89
 Denver, CO
Elver Park II                     531,659         1989            11/10/89  5-40           11/09/89
 Madison, WI
Elver Park III                    406,317         1990            11/10/89  5-40           11/09/89
 Madison, WI
Tucson Trails                     408,682         1990            11/22/89  5-40           11/22/89
 Madison, WI
Tucson Trails II                  396,334         1990            11/22/89  5-40           11/23/89
 Madison, WI
Pleasant Plaza                  3,816,214         1989            11/01/89  5-40           12/01/89
 Malden, MA
241 Pine Street**                 430,206         1988            11/30/89  5-40           12/04/89
 Manchester, NH
Oak Grove                         104,858         1991            11/01/89  5-40           11/24/89
 Oak Grove, MO
Wood Creek                      1,351,559         1990            12/15/89  5-40           12/15/89
 Calcium, NY
Brekenridge Creste              1,582,703         1990            12/19/89  5-40           12/19/89
 Duluth, GA
Bolivar Apartments                119,394         1990            12/01/89  5-40           12/15/90
 Boliver, MO
Lexington Civic                   148,263         1990            02/26/90  5-40           12/29/90
 Lexington, TN
Riverfront Apartments           1,694,034         1990            12/27/89  5-40           12/26/89
 Sunbury, PA
Susquehanna View                1,926,500         1988            12/27/89  5-40           12/26/89
 Camp Hill, PA
Westgate Associated               163,448         1990            04/01/90  5-40           05/01/90
 Perryville, AR
Altheimer Associates              153,146         1990            04/01/90  5-40           04/18/90
 Altheirmer, AR
The Temple-Kyle **                383,933         1991            06/12/90  5-40           06/12/90
 Temple, TX
Diversey Square                   728,726         1990            12/01/90  5-40           12/01/90
 Chicago, IL
Poplar Village                    224,634         1991            12/01/90  5-40           12/30/90
 Cumberland, KY

                              ------------
                               58,428,018

Less:  Combined Entities **    (3,034,245)

                              ============
                              $55,393,773
                              ============







(1) The aggregate cost for Federal Income Tax purposes is approximately $265,135,727.

* Mortgage notes payable generally represent non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

(a) As of March 31, 1996, the Partnership has transferrred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities.


                     Summary of property owned and accumulated depreciation:

                     Propety Owned  December 31, 1995                                   Accumulated Depreciation  December 31, 1995
                     ---------------------------------------------------------------------------------------------------------------

                       Balance at beginning of period                        $248,571,597 Balance at beginning of period$47,158,822
                       Additions during period:                                           Additions during period:
                          Acquisitions through foreclosure        $0                         Eliminations - 1994          2,653,279
                          Other acquisitions                  77,498                         Eliminations - 1995         (3,034,245)
                          Improvements etc.                4,576,477                         Eliminations -
                                                                                             Properties disposed of        (549,867)
                                                       --------------
                                                                              4,653,975      Depreciation                 9,165,784
                                                                                                                      --------------
                       Deductions during period:                                        Balance at close of period       $55,393,773
                                                                                                                      ==============
                          Cost of real estate and fixed assets     (1,408)
                          Eliminations - 1994 Combined ent     15,161,716
                          Eliminations - Combined Entitie     (15,852,398)
                          Fixed assets of properties dispo     (3,250,153)
                                                            -------------
                                                                             (3,942,243)
                                                                     -------------------
                     Balance at close of period                            $249,283,329
                                                                     ===================




                     Propety Owned  December 31, 1994                                   Accumulated Depreciation  December 31, 1994
                     ---------------------------------------------------------------------------------------------------------------
                     Balance at beginning of period                        $248,131,413 Balance at beginning of period   $38,641,221
                       Additions during period:                                           Additions during period:
                          Acquisitions through foreclosure        $0                      Eliminations - 1993 Combined Ent 2,163,088
                          Other acquisitions                 139,171                      Eliminations - Combined Ent    (2,653,279)
                          Improvements etc.                  544,589                        epreciation                   9,007,792
                                                       --------------                                                 --------------
                                                                                683,760 Balance at close of period      $47,158,822
                                                                                                                      ==============
                       Deductions during period:
                          Cost of real estate and fixed asset  (81,907)
                          Eliminations - 1993 Combined ent  15,000,047
                          Eliminations - Combined Entitie  (15,161,716)
                          Reclassification to intangible assets      0
                                                       -------- ------
                                                                               (243,576)
                                                                     -------------------
                     Balance at close of period                            $248,571,597
                                                                     ===================


                     Property Owned  December 31, 1993                                  Accumulated Depreciation  December 31, 1993
                     ---------------------------------------------------------------------------------------------------------------
                     Balance at beginning of period                        $265,188,733 Balance at beginning of period  $31,694,393
                       Additions during period:                                           Additions during period:
                          Acquisitions through foreclosure        $0                         Eliminations - 1992 241 Pine   307,225
                          Other acquisitions                 151,561                         Eliminations - Combined ent (2,163,088)
                          Improvements etc.                  249,824                         Depreciation                 8,802,691
                                                       --------------                                                  -------------
                                                                                401,385 Balance at close of period      $38,641,221
                                                                                                                       =============
                       Deductions during period:
                          Cost of real estate sold                 0
                          Eliminations - 1992 241 Pine     1,237,302


                           Annual Report on Form 10-K
                        For The Year Ended March 31, 1996
                         Audited Financial Statements of
                           Local Limited Partnerships

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1996
                       Reports of Independent Auditors

[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINIOS 60646
(312) 777-4445
FAX (312) 777-6557

INDEPENDENT AUDITOR'S REPORT

To the Partners of                                   HUD Field Office Director
DIVERSEY SQUARE ASSOCIATES II                         Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of DIVERSEY SQUARE ASSOCIATES II (An Illinois Limited Partnership), Project No. 071-35573, as of December 31, 1995 and 1994 and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DIVERSEY SQUARE ASSOCIATES II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1996 on our consideration of DIVERSEY SQUARE ASSOCIATES II's internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.

The supporting data in this report shown on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements, and in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/FRIDUSS, LUKEE, SCHIFF & CO., P.C.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.                                 36-3087225
Certified Public Accountants                             Mr. Bruce C. Schiff
                                                              (312) 777-4445
Chicago, Illinois
February 1, 1996

[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINIOS 60646
(312) 777-4445
FAX (312) 777-6557

INDEPENDENT AUDITOR'S REPORT

To the Partners of                                HUD Field Office Director
DIVERSEY SQUARE ASSOCIATES II                     Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of DIVERSEY SQUARE ASSOCIATES II, Project No. 071-35573, (An Illinois Limited Partnership), as of December 31, 1994 and 1993 and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and generally accepted Government Auditing, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DIVERSEY SQUARE ASSOCIATES II as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. The supporting data included in this report shown on pages 18 through 23 have been subjected to the same auditing procedures applied in the audit of the basic financial statements, and in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/FRIDUSS, LUKEE, SCHIFF & CO., P.C.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.                                  36-3087225
Certified Public Accountants                               Mr. Bruce C. Schiff
                                                                (312) 777-4445
Chicago, Illinois
January 31, 1995

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1995 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 31, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1994 and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 31, 1995

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1993 and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has not obtained long-term financing and the construction note matures during the current year, which raises doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outsome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

February 1, 1994

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-94007, as of December 31, 1995 and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-94007, as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-94007, as of December 31, 1994 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-94007, as of December 31, 1994, and the results of its operations and the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
February 5, 1995

[Letterhead]
[LOGO]
GELFOND HOCHSTADT PANGBURN STARK & CO.

INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-94007, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-94007, as of December 31, 1993, and the results of its operations and the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ GELFOND HOCHSTADT PANGBURN STARK & CO.

February 8, 1994

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1995 and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1994, and the results of its operations and the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
February 5, 1995

[Letterhead]
[LOGO]
GELFOND, HOCHSTADT PANGBURN STARK & CO.

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1993, and the results of its operations and the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ GELFOND, HOCHSTADT PANGBURN STARK & CO.

February 8, 1994

[Letterhead]
[LOGO]
Dauby O'Conner & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates, L.P., (a New Hampshire Limited Partnership), as of December 31, 1995 and the related statements of income (loss), partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates, L.P. as of December 31, 1995, and the results of its' operations for the year then ended in conformity with generally accepted accounting principles.

                                               /s/Dauby O'Conner & Zaleski

January 4, 1996                                   Dauby O'Conner & Zaleski
Indianapolis, Indiana                             Certified Public Accountants

[Letterhead]
[LOGO]
BRAYMAN, TEEL & COMPANY
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates Limited Partnership, (a New Hampshire Limited Partnership), as of December 31, 1994 and the related statements of (loss), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates Limited Partnership as of December 31, 1994 and the results of its' operations for the year then ended in conformity with generally accepted accounting principles.

                                                  /s/Brayman, Teel & Company

February 10, 1995

[Letterhead]
[LOGO]
BRAYMAN, TEEL & COMPANY
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates Limited Partnership, (a New Hampshire Limited Partnership), as of December 31, 1993 and the related statements of revenue and expenses, and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates Limited Partnership as of December 31, 1993 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/Brayman, Teel & Company

April 4, 1994

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Brownsville Associates, L.P.
Brownsville, Tennessee

We have audited the accompanying balance sheets of Brownsville Associates, L.P., (a Missouri limited partnership), RECD Case No.: 48-038-431399553, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 2, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Brownsville Associates, L.P.
Brownsville, Tennessee

We have audited the accompanying balance sheets of Brownsville Associates, L.P., (a Missouri limited partnership), FMHA Case No.: 48-038-431399553, as of December 31, 1994 and 1993 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 27, 1995

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Briarwood Associates II, L.P.

We have audited the accompanying balance sheets of Briarwood Associates II, L.P., (a Missouri limited Partnership), RECD Case No.: 02-027-431303694, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Associates II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary on pages 8-9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 13, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Briarwood Associates II, L.P.

We have audited the accompanying balance sheets of Briarwood Associates II, L.P., (a Missouri limited partnership), FMHA Case No.: 02-027-431303694, as of December 31, 1994 and 1993 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Associates II, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental on pages 10, 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 24, 1995

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Altheimer Associates I, L.P.
Altheimer, Arkansas

We have audited the accompanying balance sheets of Altheimer Associates I, L.P., (a Missouri limited Partnership), FmHA Case No.: 03-035-431479737, as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Altheimer Associates I, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 3, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Altheimer Associates I, L.P.
Altheimer, Arkansas

We have audited the accompanying balance sheet of Altheimer Associates I, L.P., (a Missouri limited partnership), as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Altheimer Associates I, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
January 29, 1994

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Bolivar Senior Housing, L.P.
Wayne, Nebraska

We have audited the accompanying balance sheet of Bolivar Senior Housing, L.P., (a Missouri limited Partnership), RECD Case No.: 29-084-481063570, as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bolivar Senior Housing, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
January 31, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Bolivar Senior Housing, L.P.

We have audited the accompanying balance sheet of Bolivar Senior Housing, L.P., (a Missouri limited partnership), as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bolivar Senior Housing, L.P. as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 2, 1994

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Fulton Associates I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Fulton Associates I LP (A Limited Partnership), a FmHA Project, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Associates I LP (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 3, 1996

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Fulton Associates I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Fulton Associates I LP (A Limited Partnership), a FmHA Project, as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Associates I LP (A Limited Partnership) as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 10, 1995

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Eaglewood VIII LP (A Limited Partnership), a FmHA Project, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eaglewood VIII LP (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of the limited partnership's itnernal control structure and a report dated February 9, 1996 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 9, 1996

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Eaglewood VIII LP (A Limited Partnership), a FmHA Project, as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eaglewood VIII LP (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 11-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 14, 1995

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership III, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership III as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership III, as of December 31, 1994 and 1993 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elver Park Limited Partnership III as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 25, 1995

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership II, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership II, as of December 31, 1994 and 1993 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 25, 1995

[Letterhead]
[LOGO]
Robert Ercolini & Company
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Telecoper (617) 426-5252

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership               HUD Area Office
Boston, Massachusetts                                    Boston, Massachusetts

We have audited the accompanying balance sheet of Blue Mountain Associates Limited Partnership., (A Massachusetts Limited Partnership), HUD Project No. 023-36609, as of December 31, 1995 and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards issued by the Comptroller General of the United States.
These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1995, and its results of operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Blue Mountain Associates Limited Partnership's internal control structure, a reports dated January 26, 1996 on its compliance with laws and regulations, and reports dated January 26, 1996 on its compliance with specific requirements applicable to HUD Programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Robert Ercolini & Company
January 26, 1996

[Letterhead]
[LOGO]
Robert Ercolini & Company
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Telecoper (617) 426-5252

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership               HUD Area Office
Boston, Massachusetts                                   Boston, Massachusetts

We have audited the accompanying balance sheet of Blue Mountain Associates Limited Partnership., (A Massachusetts Limited Partnership), HUD Project No. 023-36609 as of December 31, 1994 and the related statements of profit and loss (on HUD Form No. 92410), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 17) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Robert Ercolini & Company
January 31, 1995

[Letterhead]
[LOGO]
Robert Ercolini & Company
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Telecoper (617) 426-5252

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership                 HUD Area Office
Boston, Massachusetts                                    Boston, Massachusetts

We have audited the accompanying balance sheet of Blue Mountain Associates Limited Partnership., (A Massachusetts Limited Partnership), HUD Project No. 023-36609 as of December 31, 1993 and the related statements of profit and loss (on HUD Form No. 92410), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 17) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Robert Ercolini & Company
February 6, 1994

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Boulevard Commons Limited Partnership IIA
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of Boulevard Commons Limited Partnership IIA., (a Limited Partnership) as of December 31, 1995 and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.


As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accountants principles.

In our opinion the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED Partnership IIA at December 31, 1995, and its operations, changes in partners' equity, and its cash flows for the year then ended on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 17, 1996

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
BOULEVARD COMMONS LIMITED PARTNERSHIP IIA
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP IIA., (a Limited Partnership) as of December 31, 1994 and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accountants principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP IIA at December 31, 1994, and its operations, changes in partners' equity, and its cash flows for the year then ended on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 25, 1995

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
BOULEVARD COMMONS LIMITED PARTNERSHIP IIA
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP IIA., (a Limited Partnership) as of December 31, 1993 and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accountants principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP IIA at December 31, 1993, and its operations, changes in partners' equity, and its cash flows for the year then ended on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 25, 1994

[Letterhead]
[LOGO]
Coopers
& Lybrand


INDEPENDENT AUDITOR'S REPORT

To the Partners of
El Jardin of Davie, Ltd.

We have audited the accompanying statement of assets, liabilities, and partners' capital of El Jardin of Davie, Ltd. (the "Partnership"), as of December 31, 1995 and the related statements of revenues and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of El Jardin of Davie, Ltd.as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (shown on pages 11 through 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Coopers & Lybrand L.L.P

Miami, Florida
February 23, 1996

[Letterhead]
[LOGO]
Coopers
& Lybrand


INDEPENDENT AUDITOR'S REPORT

To the Partners of
El Jardin of Davie, Ltd.

We have audited the accompanying statement of assets, liabilities, and partners' capital of El Jardin of Davie, Ltd. (the "Partnership"), as of December 31, 1994, and the related statements of revenues and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of El Jardin of Davie, Ltd.as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (shown on pages 11 through 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Coopers & Lybrand L.L.P.

Miami, Florida
February 21, 1995

[Letterhead]
[LOGO]
Coopers
& Lybrand


INDEPENDENT AUDITOR'S REPORT

To the Partners of
El Jardin of Davie, Ltd.

We have audited the accompanying statement of assets, liabilities, and partners' capital of El Jardin of Davie, Ltd. (the "Partnership"), as of December 31, 1993, and the related statements of revenues and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (shown on pages 11 through 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Coopers & Lybrand
Miami, Florida
February 21, 1994

[Letterhead]
[LOGO]
Deloitte &                                Certified Public Accountants
Touche LLP                              Suite 1800
                                                  200 South Orange Avenue
                                                  Orlando, Florida  32801
                                                  Telephone: (407) 246-8200
                                                   Fascimile: (407) 422-0936

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1995 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloite & Touche LLP

February 2, 1996

[Letterhead]
[LOGO]
Deloitte &                                Certified Public Accountants
Touche LLP                              Suite 1800
                                                  200 South Orange Avenue
                                                  Orlando, Florida  32801
                                                  Telephone: (407) 246-8200
                                                   Fascimile: (407) 422-0936

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1994 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloite & Touche LLP

February 10, 1995

[Letterhead]
[LOGO]
Deloitte &                                Certified Public Accountants
Touche LLP                              Suite 1800
                                                  200 South Orange Avenue
                                                  Orlando, Florida  32801
                                                  Telephone: (407) 246-8200
                                                   Fascimile: (407) 422-0936

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1993 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloite & Touche

February 24, 1994

[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter
Certified Public Accountants
2335 W. Andrew Johnson Highway
P.O. Box 727
Morriston, Tennessee 37815
Telephone (423) 586-4850
Fax (423) 581-8873

INDEPENDENT AUDITOR'S REPORT

General Partners                          Mr. Choice Edward, State Coordinator
Partners                                    U.S. Department of Housing and
The Colony Apartments, L.P.                 Urban Development
1504 Riverview Tower                        Strom Thurmond Federal Building
900 S. Gay Street                           1835-45 Assembly Street. 11th Floor
Knoxville, Tennessee                        Columbia, South Carolina 29201

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership), as of December 31, 1995 and the related statements income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July 1993 Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

General Partners
The Colony Apartments, L.P.                                          Page 2

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1996 on our consideration of The Colony Apartments, L.P.'s internal control structure and reports dated January 22, 1996 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in this report (shown on pages 26 to 35) is presented for purposes of additional analysis and is not a required part of the financial statements of The Colony Apartments, L.P. Such information has been subjected to the same auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

We attest that our firm, Purkey, Carter, Compton, Swann & Carter meets any legal requirements concerning registration by the State of South Carolina.

/s/Purkey, Carter, Compton, Swann & Carter
Purkey, Carter, Compton, Swann & Carter
January 22, 1996

[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter
Certified Public Accountants
2335 W. Andrew Johnson Highway
P.O. Box 727
Morriston, Tennessee 37815
Telephone (423) 586-4850
Fax (423) 581-8873

INDEPENDENT AUDITOR'S REPORT

General Partners                         Mr. Choice Edward, State Coordinator
Partners                                   U.S. Department of Housing and
The Colony Apartments, L.P.                 Urban Development
1504 Riverview Tower                       Strom Thurmond Federal Building
900 S. Gay Street                          1835-45 Assembly Street. 11th Floor
Knoxville, Tennessee                        Columbia, South Carolina 29201

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership), as of December 31, 1994 and the related statements income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July 1993 Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

General Partners
The Colony Apartments, L.P.                                          Page 2

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in this report (shown on pages 26 to 34) is presented for purposes of additional analysis and is not a required part of the financial statements of The Colony Apartments, L.P. Such information has been subjected to the same auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

We attest that our firm, Purkey, Carter, Compton, Swann & Carter meets any legal requirements concerning registration by the State of South Carolina.

/s/Purkey, Carter, Compton, Swann & Carter
Purkey, Carter, Compton, Swann & Carter
January 21, 1995

[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter
Certified Public Accountants
2335 W. Andrew Johnson Highway
P.O. Box 727
Morriston, Tennessee 37815
Telephone (423) 586-4850
Fax (423) 581-8873

INDEPENDENT AUDITOR'S REPORT

General Partners                           Mr. Choice Edward, State Coordinator
Partners                                     U.S. Department of Housing and
The Colony Apartments, L.P.                  Urban Development
1504 Riverview Tower                         Strom Thurmond Federal Building
900 S. Gay Street                           1835-45 Assembly Street. 11th Floor
Knoxville, Tennessee                        Columbia, South Carolina 29201

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership), as of December 31, 1993 and the related statements income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July 1993 Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

General Partners
The Colony Apartments, L.P.                                          Page 2

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in this report (shown on pages 26 to 34) is presented for purposes of additional analysis and is not a required part of the financial statements of The Colony Apartments, L.P. Such information has been subjected to the same auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

We attest that our firm, Purkey, Carter, Compton, Swann & Carter meets any legal requirements concerning registration by the State of South Carolina.

/s/Purkey, Carter, Compton, Swann & Carter
Purkey, Carter, Compton, Swann & Carter
January 31, 1994

[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Office 745-4545

Partners
Aurora Properties, Ltd.
d/b/a Aurora East Apartments
Aurora, Colorado

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Aurora Properties, Ltd., d/b/a Aurora East Apartments, Project No. 101-10522 (a Limited Partnership), as of December 31, 1995 and 1994 and the related statements of profit and loss, net worth, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Properties, Ltd., d/b/a Aurora East Apartments as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 7, 1996 on my consideration of Aurora Properties, Ltd., d/b/a Aurora East Apartments, internal control structure and reports dated February 7, 1996 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD program.

Larry O'Donnell, CPA, PC
February 7, 1996
Federal Identification Number 84-1075467

[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Office 745-4545

Partners
Aurora Properties, Ltd.
d/b/a Aurora East Apartments
Aurora, Colorado

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Aurora Properties, Ltd., d/b/a Aurora East Apartments, Project No. 101-10522 (a Limited Partnership), as of December 31, 1994 and 1993, and the related statements of profit and loss, net worth, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Properties, Ltd., d/b/a Aurora East Apartments as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information shown on pages 8 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Larry O'Donnell, CPA, PC
February 10, 1995

[Letterhead]
[LOGO]
VMCHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants and Business Advisors


INDEPENDENT AUDITOR'S REPORT

To the Partners
Columbia Townhouse Associates Limited Partnership
Des Moines, Iowa

We have audited the accompanying balance sheets of Columbia Townhouse Associates Limited Partnership, HUD Project No. 074-35189, as of December 31, 1995 and 1994 and the related statements of profit and loss, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Columbia Townhouse Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1996 on our consideration of Partnership's internal control structure and reports dated January 31, 1996 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

As discussed in Note A, the accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership has incurred substantial losses before depreciation for each of the passed two years. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classifications of liabilities that might be necessary in the event the Partnership cannot continue in existence.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information (shown in Section II) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Columbia Townhouse Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1996

Other auditor information:
Lead Auditor - Michael W. McNichols
Federal ID Number- 42-1104473

[Letterhead]
[LOGO]
VMCHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants and Business Advisors


INDEPENDENT AUDITOR'S REPORT

To the Partners
Columbia Townhouse Associates Limited Partnership
Des Moines, Iowa

We have audited the accompanying balance sheets of Columbia Townhouse Associates Limited Partnership, HUD Project No. 074-35189, as of December 31, 1994 and 1993 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Townhouse Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note A, the accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership has incurred substantial losses before depreciation for each of the passed two years. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classifications of liabilities that might be necessary in the event the Partnership cannot continue in existence.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information (shown on pages 15-21) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Columbia Townhouse Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 17, 1995

Other auditor information:
Lead Auditor - Michael W. McNichols
Federal ID Number- 42-1104473

[Letterhead]
[LOGO]
FEGLEY & ASSOCIATES A PROFESSIONAL CORPORATION CERTIFIED PUBLIC ACCOUNTANTS 2250 Hickory Road, Suite 20 Plymouth Meeting, PA 19462 Phone (610) 825-7400 Fax (610) 825-1297

INDEPENDENT AUDITOR'S REPORT

To the Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of Admiral Housing Limited Partnership, as of December 31, 1995 and 1994 and the related statements operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Fegley & Associates
February 2, 1996

[Letterhead]
[LOGO]
FEGLEY & ASSOCIATES A PROFESSIONAL CORPORATION CERTIFIED PUBLIC ACCOUNTANTS 2250 Hickory Road, Suite 20 Plymouth Meeting, PA 19462 Phone (610) 825-7400 Fax (610) 825-1297

INDEPENDENT AUDITOR'S REPORT

To the Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of Admiral Housing Limited Partnership, as of December 31, 1994 and 1993 and the related statements operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continueas a going concern. As discussed in Note 12 to the financial statements, existing circumstances raise substantial doubt as to the ability of Admiral Housing Limited Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.


/s/Fegley & Associates
February 27, 1995

[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wimington, Delaware

We have audited the accompanying balance sheets of Georgetown Associates II, L.P. as of December 31, 1995 and December 31, 1994 and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Associates II, L.P. as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of Georgetown Associates II, L.P.'s, internal control structure.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 through 16) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.
January 30, 1996

[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wimington, Delaware

We have audited the accompanying balance sheets of Georgetown Associates II, L.P. as of December 31, 1994 and December 31, 1993 and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Associates II, L.P. as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 through 14) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Georgetown Associates II, L.P. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.
January 31, 1995

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Associates, I LP (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1996 on our consideration of the limited partnership's internal control structure and a report dated February 3, 1996 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 3, 1996

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Associates, I LP (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 11-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 15, 1995

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. (a Kansas limited partnership), RECD Case No.: 18-001-431454412, as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Longview Apartments, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 31, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. (a Kansas limited partnership) as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Longview Apartments, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 29, 1994

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove, Missouri

We have audited the accompanying balance sheet of Missouri Rural Housing of Oak Grove, L.P. (a Missouri limited partnership), as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Missouri Rural Housing of Oak Grove, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 9, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove, Missouri

We have audited the accompanying balance sheet of Missouri Rural Housing of Oak Grove, L.P. (a Missouri limited partnership), as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri Rural Housing of Oak Grove, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 11, 1994

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership (a Missouri limited partnership), RECD Case No:
29-024-480975973 as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 7, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership (a Missouri limited partnership), as of December 31, 1993, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 12, 1994

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westgate Associates I, L.P. (a Missouri limited partnership), FmHA Case No: 03-053-431477863 as of December 31, 1995 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates I, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 6, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westgate Associates I, L.P. (a Missouri limited partnership), as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates I, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 29, 1994

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership I, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership I as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership I, as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership I as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 25, 1995

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership II, as of December 31, 1995 and 1994 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership II as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership II, as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership II as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 25, 1995

[Letterhead]
[LOGO]
PATTERSON & WINNINGTON
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Walker Woods Partners, L.P.
Dover, Delware 19901

INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Walker Woods Partners, L.P. as of December 31, 1995 and 1994 and the statements of income, cash flows and owners' equity and for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Walker Woods Partners, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.

/s/Patterson & Winnington, P.A.
Patterson & Winnington, P.A.


Dover, Delaware
February 15, 1996

[Letterhead]
[LOGO]
PATTERSON & WINNINGTON
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Walker Woods Partners, L.P.
Dover, Delware 19901

INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Walker Woods Partners, L.P. as of December 31, 1994 and 1993 and the statements of income, cash flows and owners' equity and for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Walker Woods Partners, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.

/s/Patterson & Winnington, P.A.
Patterson & Winnington, P.A.


Dover, Delaware
February 24, 1995

[Letterhead]
[LOGO]
Coopers
& Lybrand


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Waterfront Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Waterfront Limited Partnership, DHCR No.: UDC-13 as of December 31, 1995 and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' (deficiency) and cash flows as of December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Waterfront Limited Partnership, DHCR No.:
UDC-13 as of December 31, 1994 were audited by other auditors whose report thereon dated January 31, 1995 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, DHCR No.: UDC-13, as of December 31, 1995, and the results of its operations, changes in partners' (deficiency) and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1996 on our consideration of Waterfront Limited Partnership's internal control structure and a report dated February 6, 1996 on its compliance with laws and regulations.

/s/Coopers & Lybrand L.L.P

Boston, Massachusetts
February 6, 1996

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants



INDEPENDENT AUDITORS' REPORT

To the Partners of
Waterfront Limited Partnership:

We have audited the accompanying balance sheets (on DHCR Form No.: HAA-77.2) of Waterfront Limited Partnership, as of December 31, 1994 and 1993 and the related statements of income and expenses (on DHCR Form No. HAA-77-3), partners' deficit and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, changes in partners' deficit and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our 1994 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 19 through 42 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Reznick Fedder & Silverman

Boston, Massachusetts                  Federal Employer
February 6, 1996                               Identification Number:
                                           52-1088612

Audit Principal:  Richard H. Chamberlain

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. (A Limited Partnership) (FHA Project No. 066-94021) as of December 31, 1995, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules and data shown on pages 15 through 29 are presented for the purposes of additional analysis and is not a required part of the basic financial statements of West Dade, Ltd. (FHA Project No. 066-94021). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 26, 1996

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. (A Limited Partnership) (FHA Project No. 066-94021) as of December 31, 1994, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules and data shown on pages 15 through 28 are presented for the purpose of additional analysis and is not a required part of the basic financial statements of West Dade, Ltd. (FHA Project No. 066-94021). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 13, 1995

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. (A Limited Partnership) (FHA Project No. 066-94021) as of December 31, 1993, and the related statements of profit and loss (HUD Form 92410), partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 through 29) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. (FHA Project No. 066-94021). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 11, 1994

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (A Limited Partnership) (FHA Project No. 066-94022) as of December 31, 1995, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules and data shown on pages 16 through 30 are presented for the purposes of additional analysis and is not a required part of the basic financial statements of West Dade, Ltd. II (FHA Project No. 066-94022). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 26, 1996

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (A Limited Partnership) (FHA Project No. 066-94022) as of December 31, 1994, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting schedules and data shown on pages 16 to 29 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. II (FHA Project No. 066-94022). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 13, 1995

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (A Limited Partnership) (FHA Project No. 066-94022) as of December 31, 1993, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 16 to 29) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. II (FHA Project No. 066-94022). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 11, 1994

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
Wood Creek Associates

We have audited the balance sheets of Wood Creek Associates (A New York Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Wood Creek Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Wood Creek Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.

January 11, 1996

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
Wood Creek Associates

We have audited the balance sheets of Wood Creek Associates (A New York Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Wood Creek Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Wood Creek Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C

January 14, 1995

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 though 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1996 on our consideration of Westwood Manor Limited Dividend Housing Association Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                              Federal Employer
February 2, 1996                                       Indentification Number:
                                                                 52-1088612

Audit Principal:   Renee G. Scruggs

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 though 23 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                              Federal Employer
February 13, 1995                                       Indentification Number:
                                                                 52-1088612

Audit Principal:   Renee G. Scruggs

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 though 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                              Federal Employer
February 11, 1994                                       Indentification Number:
                                                                 52-1088612

Audit Principal:   Renee G. Scruggs

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants


Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004-5, as of December 31, 1995, and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Pleasant Plaza Housing Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1996 on our consideration of Pleasant Plaza Housing Limited Partnership's internal control structure, and a report dated February 9, 1996 on its compliance with laws and regulations.

/s/Pannell Kerr Forster PC

February 9, 1996

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants


Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004-5, as of December 31, 1994, and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Pleasant Plaza Housing Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Pannell Kerr Forster PC

February 10, 1995

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants


Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004-5, as of December 31, 1993 and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Pleasant Plaza Housing Limited Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Pannell Kerr Forster PC

February 1, 1994

[Letterhead]
[LOGO]
Coopers
& Lybrand


REPORT OF INDEPENDENT ACCOUNANTS

To the Partners of Shoreline Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Shoreline Limited Partnership, DHCR No.: UDC-03 as of December 31, 1995 and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' capital deficit and cash flows for the year then ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Shoreline Limited Partnership, DHCR No.: UDC-03 as of December 31, 1994 were audited by other auditors whose report thereon dated January 28, 1995 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Limited Partnership, DHCR No.: UDC-03, as of December 31, 1995, and the results of its operations, changes in partners' capital deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1996 on our consideration of Shoreline Limited Partnership's internal control structure and a report dated February 6, 1996 on its compliance with laws and regulations.

/s/Coopers & Lybrand L.L.P

Boston, Massachusetts
February 6, 1996


[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants



INDEPENDENT AUDITORS' REPORT

To the Partners of
Shoreline Limited Partnership:

We have audited the accompanying balance sheets (on DHCR Form No.: HAA-77.2) of Shoreline Limited Partnership, as of December 31, 1994 and 1993 and the related statements of income and expenses (on DHCR Form No. HAA-77-3), partners' deficit and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, changes in partners' deficit, and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our 1994 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 through 41 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Reznick Fedder & Silverman

Boston, Massachusetts                  Federal Employer
January 31, 1995                               Identification Number:
                                           52-1088612

Audit Principal:  Richard H. Chamberlain

[Letterhead]
[LOGO]
MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners                                      Farmers Home Administration
Poplar Village, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Poplar Village Ltd., (a limited partnership) Case No. 20-048-611170806, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poplar Village Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Poplar Village Ltd. 's internal control structure and compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Miller, Mayer, Sullivan, & Stevens


Lexington, Kentucky
January 31, 1996

[Letterhead]
[LOGO]
MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners                                  Farmers Home Administration
Poplar Village, Ltd.                             London, Kentucky

We have audited the accompanying balance sheet of Poplar Village Ltd., (a limited partnership) Case No. 20-048-611170806, as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poplar Village Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformance with instructions issued by the U.S. Department of Agriculture, Farmers Home Administration, for borrowers and grantees.

/s/Miller, Mayer, Sullivan, & Stevens


Lexington, Kentucky
February 1, 1995

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1995 and the related statements of income, changes in partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 1996 on our consideration of South Holyoke Housing Limited Partnership's internal control, and reports dated February 7, 1996 on its compliance with laws and regulations and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Joseph B. Cohan & Assoc PC


Worcester, Massachusetts
February 7, 1996

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1994 and the related statements of income, changes in partners' equity (deficiency), and cash flows for the year then ended (presented in a format required by the Massachusetts Housing Finance Agency). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that South Holyoke Housing Limited Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership has had recurrent operating losses and has significant unmet liabilities. There is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Joseph B. Cohan & Assoc PC


Worcester, Massachusetts
February 7, 1995

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1993 and the related statements of income, changes in partners' equity (deficiency), and cash flows for the year then ended (presented in a format required by the Massachusetts Housing Finance Agency). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that South Holyoke Housing Limited Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership has had recurrent operating losses and has significant unmet liabilities. There is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Joseph B. Cohan & Assoc PC


Worcester, Massachusetts
January 20, 1994

[Letterhead]
[LOGO]
SPAETH & BATTERBERRY, Ltd.  CPAs and Advisors


Report of Independent Certified Public Accountants

To the Partners of
Rolling Hills Associates Limited Partnership
(A Limited Partnership)

We have audited the accompanying balance sheet of Rolling Hills Associates Limited Partnership (A Limited Partnership), HUD Project No. 046-94006-MNA, as of December 31, 1995 and the related statements of income,partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs ("the Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, management has not calculated a fair market value to support the carrying value of property and equipment. In our opinion, generally accepted accounting principals require management to maintain support for the carrying value of the property and equipment or to recognize a loss on impairment of long-lived assets if the fair value is less than the carrying value. Because of the lack of the calculation of fair market value by management, we were unable to form an opinion regarding the carrying value of property and equipment at December 31, 1995 (stated at $5,030,010).

In our opinion, except for the effect on the financial statements of the determination of any impairment of the carrying value of property and equipment as discussed in the preceeding paragraph, such financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Associates Limited Partnership (A Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations and has a net Partnership deficit, that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated January 26, 1996, on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.

/s/Spaeth & Batterberry, Ltd.
Certified Public Accountants

January 26, 1996

[Letterhead]
[LOGO]
Deloitte & Touche LLP

Independent Auditors' Report

To the Partners of
Rolling Hills Associates Limited Partnership

We have audited the accompanying financial statements of Rolling Hills Associates Limited Partnership, (HUD Project No. 046-94006-MNA) (the "Partnership"), listed in the accompanying Table of Contents, as of and for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, management has not obtained a current appraisal to support the recorded amount of property and equipment. In our opinion, generally accepted accounting principals require management to maintain support for the recorded amount of the property and equipment or to recognize a loss on impairment of long-lived assets if the fair value is less than the recorded amount. The information needed to quantify the effects of this item on the financial position and the results of operations of the Partnership is not reasonably determinable from the information provided by management.

In our opinion, except for the effect on the financial statements of the determination of any impairment of the recorded amount of property and equipment as discussed in the preceeding paragraph, such financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Associates Limited Partnership (HUD Project No. 046-94006-MNA) as of December 31, 1994, and the results of its operations, its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses and mortgage default raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents, which are the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Rolling Hills Associates Limited Partnership (HUD Project No. 046-94006-MNA). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects on such schedules of not obtaining support for the recorded value of property and equipment as discussed in the third preceding paragraph, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Deloitte & Touche LLP

January 13, 1995

[Letterhead]
[LOGO]
Deloitte & Touche LLP

Independent Auditors' Report

To the Partners of
Rolling Hills Associates Limited Partnership

We have audited the accompanying financial statements of Rolling Hills Associates Limited Partnership, (HUD Project No. 046-94006-MNA) (the "Partnership"), listed in the accompanying Table of Contents, as of and for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rolling Hills Associates Limited Partnership (HUD Project No. 046-94006-MNA) as of December 31, 1993, and the results of its operations, its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses and mortgage default raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents, which are the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Rolling Hills Associates Limited Partnership (HUD Project No. 046-94006-MNA). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Deloitte & Touche LLP

January 14, 1994

[Letterhead]
[LOGO]
Coopers
& Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1995 and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in this report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Quarter Mill Associates L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996, on our consideration of the Partnership's internal control structure, a report dated January 30, 1996 on its compliance with specific requirements applicable to its major Housing and Urban Development program and a report dated January 30, 1996 on compliance with specific requirements applicable to affirmative fair housing.

/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 30, 1996

[Letterhead]
[LOGO]
Coopers
& Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1994, and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 30, 1995

[Letterhead]
[LOGO]
Coopers
& Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1993, and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Coopers & Lybrand

Richmond, Virginia
February 2, 1994

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants

ACCOUNTANTS' COMPILATION REPORT

The Partners
Horseshoe Bend Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Horseshoe Bend Associates I, L.P. (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1994, were audited by us, and we expressed an unqualified opinion on them in our report dated February 6, 1995, but we have not performed any auditing procedures since that date.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1996

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants

ACCOUNTANTS' COMPILATION REPORT

The Partners
Horseshoe Bend Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Horseshoe Bend Associates I, L.P. (a limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility if the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Bend Associates I, L.P. as of December 31, 1994, and the results of its operations, changes in partnerss capital and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The 1993 financial statements were compiled by us and our report thereon, dated January 19, 1994, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1995

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants

ACCOUNTANTS' COMPILATION REPORT

The Partners
Horseshoe Bend Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Horseshoe Bend Associates I, L.P. (a limited partnership) as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1992, were audited by other accounants, and they expressed an unqualified opinion on them in our report dated January 21, 1993, but they have not performed any auditing procedures since that date.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
January 19, 1994

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report
BOULEVARD COMMONS LIMITED PARTNERSHIP II
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP II (a Limited Partnership), as of December 31, 1995, and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States.
These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP II at December 31, 1995, and its results of its operations, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates Ltd
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892

January 17, 1996

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report
BOULEVARD COMMONS LIMITED PARTNERSHIP II
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP II (a Limited Partnership), as of December 31, 1994, and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States.
These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP II at December 31, 1994, and its operations, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates Ltd
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892

January 23, 1995

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report
BOULEVARD COMMONS LIMITED PARTNERSHIP II
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP II (a Limited Partnership), as of December 31, 1993, and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States.
These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP II at December 31, 1993, and its operations, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/Haran & Associates Ltd
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892

January 25, 1994

[Letterhead]
[LOGO]
SPAETH & BATTERBERRY, Ltd.  CPAs and Advisors


Report of Independent Certified Public Accountants

To the Partners of
Regency Square Limited Partnership
(A Limited Partnership)

We have audited the accompanying balance sheet of Regency Square Limited Partnership (A Limited Partnership), HUD Project No. 046-94005-MNA, as of December 31, 1995 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, management has not calculated a fair market value to support the carrying value of property and equipment. In our opinion, generally accepted accounting principals require management to maintain support for the carrying value of the property and equipment or to recognize a loss on impairment of long-lived assets if the fair value is less than the carrying value. Because of the lack of the calculation of fair market value by management, we were unable to form an opinion regarding the carrying value of property and equipment at December 31, 1995 (stated at $5,221,135).

In our opinion, except for the effect on the financial statements of the determination of any impairment of the carrying value of property and equipment as discussed in the preceding paragraph, such financial statements referred to above present fairly in all material respects, the financial position Regency Square Limited Partnership (A Limited Partnership), as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations and has a net Partnership deficit, that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated January 26, 1996, on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.

/s/Spaeth & Batterberry, Ltd.
Certified Public Accountants

January 26, 1996

[Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of
Regency Square Limited Partnership:

We have audited the accompanying financial statements of Regency Square Limited Partnership, (HUD Project No. 046-94005-MNA) (the "Partnership"), listed in the Table of Contents, as of and for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, management has not obtained a current appraisal to support the recorded amount of property and equipment. In our opinion, generally accepted accounting principals require management to maintain support for the recorded amount of the property and equipment or to recognize a loss on impairment of long-lived assets if the fair value is less than the recorded amounts. The information needed to quantify the effects of this item on the financial position and results of operations of the Partnership is not reasonably determinable from the information provided by management.

In our opinion, except for the effect on the financial statements of the determination of any impairment of the recorded amount of property and equipment as discussed in the preceding paragraph, such financial statements referred to above present fairly in all material respects, the financial position Regency Square Limited Partnership(HUD Project No. 046-94005-MNA), as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses and default on the mortgage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules listed in the Table of Contents, which are also the responsibility of the Partnership's management, are presented for the purpose of additional analysis and is not a required part of the basic financial statements of Regency Square Limited Partnership(HUD Project No. 046-94005-MNA). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects on such schedules of not obtaining support for the recorded value of property and equipment as discussed in the third preceding paragaph, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Deloitte & Touche LLP


January 13, 1995

[Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of
Regency Square Limited Partnership:

We have audited the accompanying financial statements of Regency Square Limited Partnership, (HUD Project No. 046-94005-MNA) (the "Partnership"), listed in the Table of Contents, as of and for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position Regency Square Limited Partnership(HUD Project No. 046-94005-MNA), as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses and default on the mortgage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents, which are also the responsibility of the Partnership's management, are presented for the purpose of additional analysis and is not a required part of the basic financial statements of Regency Square Limited Partnership(HUD Project No. 046-94005-MNA). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Deloitte & Touche LLP


January 14, 1994

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbour View Associates (a Limited Partnership)

We have audited the accompanying balance sheet of Harbour View Associates (a Limited Partnership), HUD Project No.: 012-36601-PM, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harbour View Associates (a Limited Partnership) HUD project No.: 101-36601-PM as of and for the year ended December 31, 1994 were audited by other auditors whose report thereon dated February 8, 1995 expressed a qualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note C to the financial statements, the Partnership has not recorded certain accrued interest on the mortgage payable in the accompanying balance sheets, statements of profit and loss and partners' deficit, that, in our opinion, should be accrued in order to conform with generally accepted accounting principles. If this interest were recorded, accrued interest payable would be increased by $122,803 and partners' deficit would be increased by $122,803, as of December 31, 1995. Additionally, the Partnership's net loss for the year ended December 31, 1995 would be increased by $122,803.

 In our opinion, except for the effects of not accruing certain interest on the mortgage as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position Harbour View Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations, partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership is in default of its mortgage due to substantial losses from operations and the unauthorized withdrawal of funds by the former managing general partner and the former managing agent of the Partnership's property. These events raise substantial doubt about the Partnership's ability to continue as a going concern. The General Partners' plan regarding this matter is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements for 1995 taken as a whole. The supplemental information on pages 22 though 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information for 1995 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The supplemental information for 1994 was audited by other auditors whose report thereon dated February 8, 1995 express a qualified opinion.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 1996 on our consideration of Harbour View Associates' (a Limited Partnership) internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Boston, Massachusetts                              Federal Employer
January 30, 1996                                       Identification Number:
                                                                 52-1088612

Audit Principal:   Phillip A. Weitzel

[Letterhead]
[LOGO]
Coopers
 & Lybrand
a professional services firm

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Harbour View Associates (a Limited Partnership)

We have audited the accompanying balance sheets of Harbour View Associates (the "Partnership"), HUD Project No.: 012-36601-PM, as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the financial statements, the Partnership has not recorded certain accrued interest on the mortgage note payable in the accompanying balance sheets, statements of profit and loss and partners' equity (deficiency), that, in our opinion, should be accrued in order to conform with generally accepted accounting principles. If this interest were recorded, accrued interest payable would be increased by $166,857 and partners' equity would be decreased by $166,857, as of December 31, 1994. Additionally, the Partnership's net loss for the year ended December 31, 1994 would be increased by $166,857.

In our opinion, except for the effects of not accruing certain interest on the mortgage note as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position Harbour View Associates (a Limited Partnership), HUD Project No.:
012-36601-PM, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership is in default of its mortgage due to substantial losses from operations and the unauthorized withdrawal of funds by the former managing general partner and the former managing agent of the Partnership's property. These events raise substantial doubt about the Partnership's ability to continue as a going concern. The General Partners' plan regarding this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coppers & Lybrand L.L.P.

Boston, Massachusetts
February 8, 1995

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Bridgeport Housing Associates, Ltd.
          (d/b/a Crestewood Place Apartments)

We have audited the accompanying balance sheet of Bridgeport Housing Associates, Ltd. (a Texas Limited partnership) (d/b/a Crestwood Place Apartments), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bridgeport Housing Associates, Ltd. (d/b/a Crestwood Place Apartments) as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Bridgeport Housing Associates, Ltd. (d/b/a Crestwood Place Apartments), as of December 31, 1993, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 12, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Crown Point Housing Associates, Ltd.

We have audited the accompanying balance sheet of Crown Point Housing Associates, Ltd. (a Texas Limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Crown Point Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Crown Point Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 18, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Glenbrook Housing Associates, Ltd.

We have audited the accompanying balance sheet of Glenbrook Housing Associates, Ltd. (a Texas Limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Glenbrook Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Glenbrook Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

February 4, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Godley Arms Housing Associates, Ltd.

We have audited the accompanying balance sheet of Godley Arms Housing Associates, Ltd. (a Texas Limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Godley Arms Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Godley Arms Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 14, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
North Quail Run Housing Associates, Ltd.

We have audited the accompanying balance sheet of North Quail Run Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North Quail Run Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position North Quail Run Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 21, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Lake Dallas Housing Associates, Ltd.
(d/b/a Shady Shores Apartments)

We have audited the accompanying balance sheet of Lake Dallas Housing Associates, Ltd. (a Texas limited partnership) (d/b/a Shady Shores Apartments), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lake Dallas Housing Associates, Ltd. (d/b/a Shady Shores Apartments) as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Lake Dallas Housing Associates, Ltd. (d/b/a Shady Shores Apartments) at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 20, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Eagles Nest Housing Associates, Ltd.

We have audited the accompanying balance sheet of Eagles Nest Housing Associates, Ltd. (a Texas limited partnership), RECD Project No.
51-049-0752266596, as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Eagles Nest Housing Associates, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 3 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of the Partnership's internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

January 26, 1996

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Eagles Nest Housing Associates, Ltd.

We have audited the accompanying balance sheet of Eagles Nest Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eagles Nest Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Eagles Nest Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 25, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
Loan Oak Housing Associates, Ltd.

We have audited the accompanying balance sheet of Loan Oak Housing Associates, Ltd. (a Texas Limited partnership), RECD Project No. 51-052-752266417, as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Loan Oak Housing Associates, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Subsequent to December 31, 1995, as discussed in Note 4 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 3 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of the Partnership's internal control structure and a report dated January 30, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

January 30, 1996

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Lone Oak Housing Associates, Ltd.

We have audited the accompanying balance sheet of Lone Oak Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lone Oak Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Lone Oak Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 26, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
Sherwood Arms Housing Associates, Ltd.

We have audited the accompanying balance sheet of Sherwood Arms Housing Associates, Ltd. (a Texas Limited partnership), RECD Project No. 50-026-752266412, as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Sherwood Arms Housing Associates, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Subsequent to December 31, 1995, as discussed in Note 4 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 3 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1996 on our consideration of the Partnership's internal control structure and a report dated February 6, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

February 6, 1996

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
Pilot Point Housing Associates, Ltd.

We have audited the accompanying balance sheet of Pilot Point Housing Associates, Ltd. (a Texas Limited partnership), as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Pilot Point Housing Associates, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 3 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of the Partnership's internal control structure and a report dated January 30, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

January 30, 1996

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Pilot Point Housing Associates, Ltd.

We have audited the accompanying balance sheet of Pilot Point Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pilot Point Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Pilot Point Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 18, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
Willowick Housing Associates, Ltd.

We have audited the accompanying balance sheet of Willowick Housing Associates, Ltd. (a Texas Limited partnership), RECD Project No. 49-049-75227086, as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Willowick Housing Associates, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 4 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1996 on our consideration of the Partnership's internal control structure and a report dated February 8, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

February 8, 1996

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Willowick Housing Associates, Ltd.

We have audited the accompanying balance sheet of Willowick Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Willowick Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Willowick Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 13, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
West Hallettsville Housing Associates, Ltd.

We have audited the accompanying balance sheet of West Hallettsville Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of West Hallettsville Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position West Hallettsville Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 28, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
One Main Place Housing Associates, Ltd.

We have audited the accompanying balance sheet of One Main Place Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of One Main Place Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position One Main Place Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 13, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Sherwood Arms Housing Associates, Ltd.

We have audited the accompanying balance sheet of Sherwood Arms Housing Associates, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements operations, partners' equity , and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sherwood Arms Housing Associates, Ltd. as of December 31, 1992, were audited by other auditors whose report dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position Sherwood Arms Housing Associates, Ltd. at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 6 to the financial statements, the Partnership is in noncompliance with FmHA loan covenants and FmHA regulations.

/s/Plante & Moran

January 15, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN, LLP

Independent Auditor's Report

To the Partners
Division of Boston Financial
Texas Properties Limited Partnership III
(d/b/a Lakeway Colony)

We have audited the accompanying balance sheet of Division of Boston Financial Texas Properties Limited Partnership III (a Massachusetts limited Partnership) (d/b/a Lakeway Colony), RECD Project No. 49-061-0043253081, as of December 31, 1995, and the related statements operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Division of Boston Financial Texas Properties Limited Partnership III (a Massachusetts limited Partnership) (d/b/a Lakeway Colony) at December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

In accordance with Government Auditing Standards, we have also issued a report dated March 14, 1996 on our consideration of the Partnership's internal control structure and a report dated March 14, 1996 on its compliance with laws and regulations.

/s/Plante & Moran LLP

March 14, 1996

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
Certified Public Accountants
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Wayne Senior Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Wayne Senior Housing, A Limited Partnership (a Kansas limited Partnership) FmHA Case No. 32-090-481008237, as of December 31, 1994, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Wayne Senior Housing, A Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Braunsdorf, Carlson, and Clinkinbeard

Braunsdorf, Carlson, and Clinkinbeard, CPA's, P.A.

Topeka, Kansas
February 13, 1995

[Letterhead]
[LOGO]
Coopers & Lybrand

Certified Public Accountants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Willow Lake Partners II, L.P.
(a Limited Partnershhip)

We have audited the accompanying balance sheet of Willow Lake Partners II, L.P. (a Limited Partnershhip), as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Willow Lake Partners II, L.P. (a Limited Partnershhip) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Coopers & Lybrand

Boston, Massachusetts
February 17, 1994

 [Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of                         Pennsylvania Housing Finance Agency
River Front Apartments Limited             2101 North Front Street
Partnership                                P.O. Box 8029
Washington, D.C.                           Harrisburg, PA

We have audited the accompanying statements of financial position of River Front Apartments Limited Partnership, A Limited Partnership, PHFA Project No. R458-8E as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of River Front Apartments Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP


January 31, 1996

[Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of                         Pennsylvania Housing Finance Agency
River Front Apartments Limited             2101 North Front Street
Partnership                                P.O. Box 8029
Washington, D.C.                           Harrisburg, PA

We have audited the accompanying statements of financial position of River Front Apartments Limited Partnership, A Limited Partnership, PHFA Project No. R458-8E as of December 31, 1994 and 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position River Front Apartments Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the additional information is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Deloitte & Touche LLP


January 11, 1995

[Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of                     Pennsylvania Housing Finance Agency
Susquehanna View Limited               2101 North Front Street
Partnership                            P.O. Box 8029
Washington, D.C.                       Harrisburg, PA

We have audited the accompanying statements of financial position of Susquehanna View Limited Partnership, A Limited Partnership, PHFA Project No. R451-8E as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Susquehanna View Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


January 17, 1996

[Letterhead]
[LOGO]
Deloitte & Touche LLP


INDEPENDENT AUDITORS' REPORT

To the Partners of                          Pennsylvania Housing Finance Agency
Susquehanna View Limited                    2101 North Front Street
Partnership                                 P.O. Box 8029
Washington, D.C.                            Harrisburg, PA

We have audited the accompanying statements of financial position of Susquehanna View Limited Partnership, A Limited Partnership, PHFA Project No. R451-8E as of December 31, 1994 and 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial Susquehanna View Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the

Susquehanna  View Limited
Partnership Page 2

auditing procedures applied in the audit of the basic financial statements and, in our opinion, the additional information is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Deloitte & Touche LLP


January 16, 1995

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
Certified Public Accountants
A Professional Association

INDEPENDENT ACCOUNTANTS' COMPILATION REPORT

We are enclosing the following compiled financial statements for the attached list of properties

1.  Balance sheet as of December 31, 1995.

2. Statement of income for the current period ending December 31, 1995 and the twelve months ending December 31, 1995.

These statements have been compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principals. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed of such matters.

Sincerely,

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.

Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 28, 1996

Billings Family Housing
Ellsworth Senior Housing
Garden Plain Senior Housing
Rossville Senior Housing
Prairieland of Satanta
Prairieland of Syracuse
Wayne Senior Housing

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
Certified Public Accountants
A Professional Association

INDEPENDENT ACCOUNTANTS' COMPILATION REPORT

We are enclosing the following compiled financial statements for the attached list of properties

1.  Balance sheet as of December 31, 1994.

2. Statement of income for the current period ending December 31, 1994 and the twelve months ending December 31, 1994.

These statements have been compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principals. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed of such matters.

Sincerely,

/s/Braunsdorf, Carlson and Clinkinbeard

Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 28, 1995

Altheimer Associates I, L.P
Billings Family Housing
Blair Senior Housing
Bolivar Senior Housing, L.P.
Ellsworth Senior
Garden Plain Senior
La Center Associates, L.P.
Lamar Associates, L.P.
Longview Apartments, L.P.
Missouri Rural Housing of Oak Grove, L.P.
Mulburry Associates I, L.P.
Prairieland of Satanta
Prairieland of Syracuse
Rossville Senior
Smithsville Senior
Strafford II Rural
Westgate Associates I, L.P. Winona Associates I, L.P.