Form 10-Q
period 1996-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1996-08-13
CIK 839345

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended June 30, 1996
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller





QH3-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to

For Quarter Ended      June 30, 1996           Commission file number  01-18462
                  ------------------------
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

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page No.
Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1996 (Unaudited)
           and March 31, 1996                                           1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1996 and 1995                          2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1996       3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1996 and 1995                    4

         Notes to Combined Financial Statements (Unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13

PART II - OTHER INFORMATION

Items 1-6                                                              16

SIGNATURE                                                              17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)




                            COMBINED BALANCE SHEETS - June 30, 1996 And March 31, 1996

                                                                      June 30,                March 31,
                                                                        1996                    1996
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $      349,390           $    268,040
   Accounts receivable, net                                                15,656                 40,757
   Interest receivable                                                      1,213                    740
   Prepaid expenses                                                        17,396                 35,930
   Tenant security deposits                                                60,674                 67,011
   Other current assets                                                   139,419                 53,656
                                                                   --------------           ------------
     Total current assets                                                 583,748                466,134

Investments in Local Limited Partnerships, net (Note 2)                29,215,187             30,216,554
Marketable securities, at fair value (Note 1)                             130,649                158,967
Replacement reserves                                                      197,708                168,335
Rental property at cost, net of accumulated
   depreciation                                                        12,705,606             12,818,153
Deferred acquisition fees escrow                                          450,000                450,000
Deferred expenses, net                                                     90,858                 93,479
                                                                   --------------           ------------
     Total Assets                                                  $   43,373,756           $ 44,371,622
                                                                   ==============           ============

Liabilities and Partners' Equity
Current Liabilities:
   Accounts payable to affiliates                                  $      878,901           $    755,244
   Accounts payable and accrued expenses                                  315,256                471,328
   Current portion of mortgage notes payable                            4,207,901              4,261,276
   Interest payable                                                       351,924                186,550
   Note payable - affiliate                                                22,279                 22,279
   Security deposits payable                                               60,260                 60,229
                                                                   --------------           ------------
     Total current liabilities                                          5,836,521              5,756,906

Due to affiliate                                                          317,874                323,046
Deferred acquisition fees payable                                         450,000                450,000
Former general partner advances                                           200,000                200,000
Mortgage notes payable                                                  2,740,082              2,744,825
                                                                   --------------           ------------
     Total Liabilities                                                  9,544,477              9,474,777
                                                                   --------------           ------------

Minority interest in Local Limited Partnerships                           339,716                341,952
                                                                   --------------           ------------

General, Initial and Investor Limited Partners' Equity                 33,490,877             34,554,881
Net unrealized gains (losses) on marketable securities                     (1,314)                    12
                                                                   ---------------          ------------
     Total Partners' Equity                                            33,489,563             34,554,893
                                                                   --------------           ------------
     Total Liabilities and Partners' Equity                        $   43,373,756           $ 44,371,622
                                                                   ==============           ============
The accompanying notes are an integral part of the combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995


                                                                         1996                   1995
                                                                     -------------          --------

Revenue:
    Rental                                                           $     451,156          $    464,202
    Investment                                                              59,519                28,516
    Other                                                                   45,065                17,447
                                                                     -------------          ------------
      Total Revenue                                                        555,740               510,165
                                                                     -------------          ------------

Expenses:
    Asset management fees, related party                                   113,861               111,083
    General and administrative                                              80,382               305,701
    Rental operations, exclusive of depreciation                           277,122               424,253
    Property management fees (Note 3)                                       22,133                22,619
    Interest                                                               227,403               169,884
    Depreciation                                                           113,217                90,836
    Amortization                                                            48,064                48,046
                                                                     -------------          ------------
      Total Expenses                                                       882,182             1,172,422
                                                                     -------------          ------------

Loss before equity in losses of
    Local Limited Partnerships                                            (326,442)             (662,257)

Minority interest in losses of
    Local Limited Partnerships                                               2,236                 2,343

Equity in losses of Local Limited Partnerships (Note 2)                   (739,798)           (1,265,367)
                                                                     -------------          ------------

Net Loss                                                             $  (1,064,004)         $ (1,925,281)
                                                                     ==============         ============

Net Loss allocated:
    To General Partners                                              $     (10,640)         $    (19,253)
    To Limited Partners                                                 (1,053,364)           (1,906,028)
                                                                     -------------          ------------
                                                                     $  (1,064,004)         $ (1,925,281)
                                                                     =============          ============

Net Loss per Limited Partnership Unit
    (100,000 Units)                                                  $     (10.53)         $     (19.06)
                                                                       ===========          ============
The accompanying notes are an integral part of the combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners         Partners       (Losses)           Total

Balance at March 31, 1996             $ (530,297)      $ 5,000        $ 35,080,178    $      12      $  34,554,893

Net change in unrealized
   losses on marketable
   securities available for sale               -             -                   -       (1,326)            (1,326)

Net Loss                                 (10,640)            -          (1,053,364)           -         (1,064,004)
                                      ----------       -------        ------------    ---------      -------------

Balance at June 30, 1996              $ (540,937)      $ 5,000        $ 34,026,814    $  (1,314)     $  33,489,563
                                      ==========       =======        ============    =========      =============
The accompanying notes are an integral part of the combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995


                                                                          1996                     1995
                                                                      -------------             -------

Net cash used for operating activities                                $   (110,380)            $   (260,615)
                                                                      ------------             ------------

Cash flows from investing activities:
    Purchases of marketable securities                                           -                 (846,415)
    Proceeds from sales and maturities of
      marketable securities                                                 26,411                1,904,915
    Cash distributions received from Local
      Limited Partnerships                                                 216,126                   53,504
    Additions to fixed assets                                                 (670)                  (3,790)
    Proceeds from insurance claim                                                -                   32,661
                                                                      ------------             ------------
       Net cash provided by investing activities                           241,867                1,140,875
                                                                      ------------             ------------

Cash flows from financing activities:
    Payments to developer                                                   (5,172)                  (5,172)
    Repayment of mortgage notes payable                                    (71,435)                 (20,527)
Repayment of notes receivable, affiliate                                    13,317                        -
    Advances from affiliate                                                 13,153                        -
                                                                      ------------             ------------
       Net cash used for financing activities                              (50,137)                 (25,699)
                                                                      ------------             ------------

Net increase in cash and cash equivalents                                   81,350                  854,561

Cash and cash equivalents, beginning                                       268,040                  155,456
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    349,390             $  1,010,017
                                                                      ============             ============

The accompanying notes are an integral part of the combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the three months ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the three months.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized           Fair
                                              Cost                 Gains              Losses             Value

Debt securities issued by
   the US Treasury                        $    39,392          $          -          $    (736)      $    38,656

Mortgage backed securities                     47,199                     -               (212)           46,987

Other debt securities                          45,372                     -               (366)           45,006
                                          -----------          ------------          ----------      -----------

Marketable Securities
   at June 30, 1996                       $   131,963          $          -          $  (1,314)      $   130,649
                                          ===========          ============          ==========      ===========


Debt securities issued by
   the US Treasury                        $    39,392          $          -          $    (167)      $    39,225

Mortgage backed securities                     56,715                   583                  -            57,298

Other debt securities                          62,848                     -               (404)           62,444
                                          -----------          ------------          ---------       -----------

Marketable Securities
   at March 31, 1996                      $   158,955          $        583          $    (571)      $   158,967
                                          ===========          ============          =========       ===========


The contractual maturities at June 30, 1996 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in one to five years                                                     $    84,764     $    83,662
Mortgage backed securities                                                        47,199          46,987
                                                                             -----------     -----------
                                                                             $   131,963     $   130,649
                                                                             ===========     ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $26,000 and $1,905,000 for the three months ended June 30, 1996 and 1995. Included in investment income are gross gains of $20 and gross losses of $601 which were realized on these sales in the three months ended June 30, 1996 and gross gains of $10,646 and gross losses of $10,036 which were realized on these sales for the three months ended June 30, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-six Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite Colony Apartments and Harbour View, where the Partnership's ownership interest is 97% and 49%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1996, excluding the Combined Entities:

Capital contributions to Local Limited
   Partnerships and purchase price
   paid to withdrawing partners of
   Local Limited Partnerships                                                                  $  69,417,303

Cumulative equity in loss of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $18,794,265)                                                           (42,876,919)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                     (1,544,597)

Investments in Local Limited Partnerships
   before adjustment                                                                              24,995,787

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   7,149,477

   Accumulated amortization of acquisition
   fees and expenses                                                                              (1,248,631)

Investments in Local Limited Partnerships                                                         30,896,633

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,681,446)
                                                                                               $  29,215,187

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities) in which the Partnership has invested, as of June 30, 1996, is as follows:

Summarized Balance Sheets - March 31, 1996

Assets:
   Investment property, net                                                                    $ 193,822,789
   Other assets, net                                                                              14,604,056
   Current assets                                                                                  7,113,170
                                                                                               -------------
       Total Assets                                                                            $ 215,540,015
                                                                                               =============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                                                   $ 176,155,079
   Other liabilities                                                                              19,473,699
   Current liabilities                                                                            12,635,327
                                                                                               -------------
       Total Liabilities                                                                         208,264,105

   Partners' Equity                                                                                7,275,910
                                                                                               -------------
       Total Liabilities and Partners' Equity                                                  $ 215,540,015
                                                                                               =============


Summarized Income Statements - for the
Three Months ended March 31, 1996

Rental and other income                                                                        $   7,869,672
                                                                                               -------------

Expenses:
   Operating expenses                                                                              4,298,063
   Interest expense                                                                                3,770,247
   Depreciation and amortization                                                                   2,127,262
                                                                                               -------------
       Total expenses                                                                             10,195,572

Net Loss                                                                                       $  (2,325,900)
                                                                                               =============

Partnership's share of net loss                                                                $  (2,243,569)
                                                                                               =============
Other partners' share of net loss                                                              $     (82,331)
                                                                                               =============

For the three months ended June 30, 1996, the Partnership has not recognized $1,503,771 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 2 to the Combined Financial Statements is $12,951 of fees earned by BFPM during the three months ended March 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Transactions with Affiliates (continued)

BFPM is also the management agent of Willow Lake and The Kyle. BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner currently manages Shady Shores. Included in the Combined Statements of Operations is $18,533 of property management fees charged by BFPM and BF Lansing during the three months ended March 31, 1996.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms and Glenbrook Apartments' transfers were effective February 21, 1996, February 21, 1996 and June 7, 1996, respectively. Three of the properties (Sherwood Arms, Quail Run Apartments, and Lone Oak Apartments) are being transferred to new owners effective after June 30, 1996. Since the new general partners had assumed the risks of ownership, including funding operating deficits prior to March 31, 1996, the Partnership's investment in these three partnerships has been changed to the equity method, effective on the date that control of these partnerships was assumed by the unaffiliated entities.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined

Assets
Current assets:
   Cash and cash equivalents            $    304,062    $      45,328     $          -      $    349,390
   Accounts receivable, net                  525,547           15,656         (525,547)           15,656
   Interest receivable                         1,213                -                -             1,213
   Notes receivable                        1,427,750                -       (1,427,750)                -
   Prepaid expenses                           12,739            4,657                -            17,396
   Tenant security deposits                        -           60,674                -            60,674
   Other current assets                            -          139,419                -           139,419
                                        ------------    -------------     ------------      ------------
     Total current assets                  2,271,311          265,734       (1,953,297)          583,748

Investments in Local Limited
   Partnerships, net of reserve
     for valuation                        32,073,297                -       (2,858,110)       29,215,187
Marketable securities, at fair value         130,649                -                -           130,649
Replacement reserves                               -          197,708                -           197,708
Rental property at cost, net of
   accumulated depreciation                        -       12,705,606                -        12,705,606
Deferred acquisition fees escrow             450,000                -                -           450,000
Deferred expenses, net                             -           90,858                -            90,858
                                        ------------    -------------     ------------      ------------
     Total assets                       $ 34,925,257    $  13,259,906     $ (4,811,407)     $ 43,373,756
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates       $    832,432    $     572,016     $   (525,547)     $    878,901
   Accounts payable and accrued
    expenses                                 130,983          184,273                -           315,256
   Current portion of mortgage
     notes payable                                 -        4,235,677          (27,776)        4,207,901
   Interest payable                                -          351,924                -           351,924
   Notes payable, affiliate                   22,279                -                -            22,279
   Security deposits payable                       -           60,260                -            60,260
                                        ------------    -------------     ------------      ------------
     Total current liabilities               985,694        5,404,150         (553,323)        5,836,521

Due to affiliate                                   -          317,874                -           317,874
Deferred acquisition fees payable            450,000                -                            450,000
General partner advances                           -          200,000                            200,000
Mortgage notes payable                             -        4,140,056       (1,399,974)        2,740,082
                                        ------------    -------------     -------------     ------------
     Total liabilities                     1,435,694       10,062,080       (1,953,297)        9,544,477
                                        ------------    -------------     ------------      ------------


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)


                         Balance Sheets (continued)

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined

Minority interest in Local
   Limited Partnerships                            -                -          339,716           339,716
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       33,490,877        3,197,826       (3,197,826)       33,490,877
Net unrealized losses on marketable
   securities                                 (1,314)               -                -            (1,314)
                                        ------------    -------------     ------------      -------------
     Partners' Equity                     33,489,563        3,197,826       (3,197,826)       33,489,563
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 34,925,257    $  13,259,906    $  (4,811,407)     $ 43,373,756
                                        ============    =============    =============      ============


(A) As of June 30, 1996.
(B) As of March 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)


                           Statements of Operations

                                   Boston Financial
                                   Qualified Housing
                                   Tax Credits             Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined

Revenue:
   Rental                               $          -       $   451,156       $        -     $    451,156
   Investment                                 58,073             1,446                -           59,519
   Other                                      29,933            15,132                -           45,065
                                        ------------       -----------       ----------     ------------
     Total Revenue                            88,006           467,734                -          555,740
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees                     113,861                 -                -          113,861
   General and administrative                 80,382                 -                -           80,382
   Rental operations, exclusive
     of depreciation                               -           277,122                -          277,122
   Property management fees                        -            22,133                -           22,133
   Interest                                      500           226,903                -          227,403
   Depreciation                                    -           113,217                -          113,217
   Amortization                               45,443             2,621                -           48,064
                                        ------------       -----------       ----------     ------------
     Total Expenses                          240,186           641,996                -          882,182
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                       (152,180)         (174,262)               -         (326,442)

Equity in losses of Local Limited
   Partnerships                             (911,824)                -          172,026         (739,798)

Minority interest in losses of Local
   Limited Partnerships                            -                 -            2,236            2,236
                                        ------------       -----------       ----------     ------------

Net loss                                $ (1,064,004)      $  (174,262)      $  174,262     $ (1,064,004)
                                        ============       ===========       ==========     ============


(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                          Boston Financial
                                            Qualified Housing
                                               Tax Credits           Combined         Eliminations
                                              L.P. III (A)          Entities (B)           (A)           Combined

Net cash used for operating activities      $       (15,439)       $     (94,941)     $         -       $  (110,380)
                                            ---------------        -------------      -----------       -----------

Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                        26,411                    -                -            26,411
   Cash distributions received from
     Local Limited Partnerships                     216,126                    -                -           216,126
   Additions to fixed assets                              -                 (670)               -              (670)
                                            ---------------        -------------      -----------       -----------
Net cash provided by (used for)
   investing activities                             242,537                 (670)               -           241,867
                                            ---------------        -------------      -----------       -----------

Cash flows from financing activities:
   Payments to developer                                  -               (5,172)               -            (5,172)
   Repayment of mortgage notes payable                    -              (71,435)               -           (71,435)
   Repayment of notes receivable, affiliate          13,317                    -                -            13,317
   Advances from (payments to) affiliate            (30,985)              44,138                -            13,153
                                            ---------------        -------------      -----------       -----------
Net cash used for financing activities              (17,668)             (32,469)               -           (50,137)
                                            ---------------        -------------      -----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                 209,430             (128,080)               -            81,350

Cash and cash equivalents, beginning                 94,632              173,408                -           268,040
                                            ---------------        -------------      -----------       -----------

Cash and cash equivalents, ending           $       304,062        $      45,328      $         -       $   349,390
                                            ===============        =============      ===========       ===========


(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $81,350 from $268,040 at March 31, 1996 to $349,390 at June 30, 1996. This increase is attributable to net proceeds received from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These are offset by the repayment of mortgage notes payable and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,319,000 have been paid from reserves. This amount includes approximately $1,078,000 for the Texas Partnerships. To date, reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,376,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $495,000 of operating funds to replenish reserves. At June 30, 1996, approximately $276,000 of cash, cash equivalents and marketable securities have been designated as reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,078,000 noted above, the Partnership has also advanced approximately $557,000 to the Texas Partnerships and $174,000 to one Local Limited Partnership to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made in the three months ended June 30, 1996.

Results of Operations

For the three months ended June 30, 1996, Partnership operations resulted in a net loss of $1,064,004 as compared to a net loss of $1,925,281 for the three months ended June 30, 1995. The decrease in net loss is primarily attributable to a decrease in equity in losses and lower general and administrative expenses and rental operations.

The decrease in equity in losses of Local Limited Partnerships is a result of an increase in unrecognized losses relating to certain Local Limited Partnerships which cumulative equity in losses and distributions exceeded the Partnership's total investments in these Local Limited Partnerships during the comparable periods. The Partnership is also in the process of transferring its interests in six Local Limited Partnerships, resulting in a decrease in equity in losses.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

The decline in general and administrative expenses and rental operations is primarily attributable to a significant decrease in legal and engineering expenses relating to the liquidating Texas Partnerships.

Property Discussions

Prior to the transfer of six of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties located in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the remaining sixty-three Local Limited Partnerships in which the Partnership has invested have stable operations. The majority of these properties are operating at break-even or above.

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

The Temple-Kyle Limited Partnership located in Temple, Texas, after defaulting on its mortgage entered into a Plan of Reorganization. The plan called for the Partnership to purchase the mortgage from the current lender plus a non-recourse note which was paid in full as of March 1996. Affiliates of the Managing General Partner replaced the Local General Partner and the management agent. An affiliate of the Managing General Partner is currently working to refinance the property, subject to approval by the local housing authority. Two local lenders have expressed a possible interest in providing financing for Temple-Kyle.

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms and Glenbrook Apartments' transfers were effective February 21, 1996, February 21, 1996 and June 7, 1996. Three of the properties (Sherwood Arms, Quail Run
Apartments, and Lone Oak Apartments) are being transferred to new owners effective after June 30, 1996.

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

It was previously reported that Harbour View Associates, located in Staten Island, New York, had defaulted on its HUD-insured loan and the lender assigned the loan to HUD. HUD has a program to sell all performing and non-performing mortgages in a public auctions that are scheduled to take place on a region-to-region basis over the next few years. Harbour View's mortgage was not included in the auctions that occurred in for April, 1996, but may be included in a future auction. If the property's mortgage were assigned to a new lender, the property's continued feasibility will depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

As previously reported, Regency Square and Rolling Hills, both located in Dayton, Ohio, have experienced low levels of occupancy and rental rates due to the deterioration of the local economy and the neighborhoods in which they are located. The mortgages of both properties have been assigned to HUD and workout plans were submitted to the agency but were rejected. In February 1995, HUD notified the Local General Partner of its intention to foreclose upon Rolling Hills and Regency Square. An affiliate of the Managing General Partner became actively involved in the discussions with HUD to achieve work outs for these properties. Recently, HUD issued a written approval on three-year workout proposals on these properties which include the termination of any foreclosure action in exchange for additional capital to fund capital improvements. The workout terms were agreed upon in November 1995, however, the agreements were not officially approved until late December 1995. The workout called for construction rehabilitation work. Occupancy levels were expected to increase significantly within six months. These results have not yet materialized and the properties are part of HUD's non-performing loan auction scheduled for August 6, 1996. The Managing General Partner has submitted bids in an attempt to purchase the mortgages on these properties.

Breckenridge Creste, located in Duluth, GA, has been experiencing financial difficulties. Increased vacancies, a weak rental market and deferred maintenance are major factors. An agreement was reached to allow admission of an affiliate of the Partnership as General Partner under certain circumstances. The Managing General Partner is actively working to replace the Local General Partner and the management agent and to develop a plan to stabilize property operations. Any change regarding the Local General Partner interest will be subject to the lender's approval.

Shoreline and Waterfront, Buffalo, New York properties which share a common Local General Partner, have been experiencing occupancy problems due to the soft rental market, deferred maintenance and security issues. The Local General Partner is increasing marketing efforts to stabilize occupancy and improve the overall conditions of the property. However, such an effort will require an influx of capital in order to fund significant operating deficits. The Managing General Partner, together with the Local General Partner are currently performing an analysis to determine such a strategy. Since the properties carry cash flow mortgages from the State of New York, the probability of foreclosure is very low.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 13, 1996          BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                By: Arch Street III, Inc.,
                                its Managing General Partner




                                /s/Georgia Murray
                                 Georgia Murray
                                 A Managing Director, Treasurer
                                 and Chief Financial Officer