Form 10-Q
period 1996-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1996-11-13
CIK 839345

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 01-18462


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller





QH3-10Q2.DOC

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

For the quarterly period ended September 30, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from            to


For Quarter Ended   September 30, 1996      Commission file number  01-18462
                   -------------------                             ----------

            Boston Financial Qualified Housing Tax Credits L.P.III (Exact name of registrant as specified in its charter)


            Delaware                                04-3032106
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


  101 Arch Street, Boston, Massachusetts            02110-1106
  (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Combined Financial Statements
         Combined Balance Sheets - September 30, 1996 (Unaudited)
           and March 31, 1996                                            1

         Combined Statements of Operations (Unaudited) - For the Three
           and Six Months Ended September 30, 1996 and 1995              2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1996     3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1996 and 1995                  4

         Notes to Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14

PART II - OTHER INFORMATION

Items 1-6                                                                17

SIGNATURE                                                                18

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

          COMBINED BALANCE SHEETS - September 30, 1996 and March 31, 1996

                                                                    September 30,             March 31,
                                                                        1996                    1996
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $      257,152           $    268,040
   Accounts receivable, net                                                72,227                 40,757
   Interest receivable                                                      1,323                    740
   Prepaid expenses                                                        41,581                 35,930
   Tenant security deposits                                                63,223                 67,011
   Other current assets                                                    97,075                 53,656
                                                                   --------------           ------------
     Total current assets                                                 532,581                466,134

Investments in Local Limited Partnerships, net of
   reserve for valuation (Note 2)                                      27,924,994             30,216,554
Marketable securities, at fair value (Note 1)                             168,917                158,967
Replacement reserves                                                      154,349                168,335
Rental property at cost, net of accumulated
   depreciation                                                        12,611,729             12,818,153
Deferred acquisition fees escrow                                          450,000                450,000
Deferred expenses, net                                                     88,237                 93,479
                                                                   --------------           ------------
     Total Assets                                                  $   41,930,807           $ 44,371,622
                                                                   ==============           ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates                                  $      986,362           $    755,244
   Accounts payable and accrued expenses                                  451,808                471,328
   Current portion of mortgage notes payable                            4,196,171              4,261,276
   Interest payable                                                       356,847                186,550
   Note payable - affiliate                                                22,279                 22,279
   Security deposits payable                                               62,412                 60,229
                                                                   --------------           ------------
     Total current liabilities                                          6,075,879              5,756,906

Due to affiliate                                                          323,046                323,046
Deferred acquisition fees payable                                         450,000                450,000
Former general partner advances                                           200,000                200,000
Mortgage notes payable                                                  2,740,082              2,744,825
                                                                   --------------           ------------
     Total Liabilities                                                  9,789,007              9,474,777
                                                                   --------------           ------------

Minority interest in Local Limited Partnerships                           336,268                341,952
                                                                   --------------           ------------

General, Initial and Investor Limited Partners' Equity                 31,806,689             34,554,881
Net unrealized gains (losses) on marketable securities                     (1,157)                    12
                                                                   --------------           ------------
     Total Partners' Equity                                            31,805,532             34,554,893
                                                                   --------------           ------------
     Total Liabilities and Partners' Equity                        $   41,930,807           $ 44,371,622
                                                                   ==============           ============

   The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Six Months Ended September 30, 1996 and 1995

                                                        Three Months Ended                  Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      1996              1995              1996             1995
                                                 --------------   ---------------   --------------     --------

Revenue:
   Rental                                         $    434,105     $     491,357     $    885,261      $    955,559
   Investment                                            7,843            30,929           67,362            59,445
   Other                                                82,874            21,593          127,939            39,040
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     524,822           543,879        1,080,562         1,054,044
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                113,861           111,083          227,722           222,166
   General and administrative (includes
     reimbursements to affiliates of $45,344
     and $79,015 in 1996 and 1995, respectively)       115,933           265,227          196,315           570,928
   Rental operations, exclusive of depreciation        327,373           458,901          604,495           883,154
   Property management fees (Note 3)                    46,888              (806)          69,021            21,813
   Interest                                            221,306           173,460          448,709           343,344
   Depreciation                                        136,955            90,555          250,172           181,391
   Amortization                                         40,780            42,887           88,844            90,933
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                  1,003,096         1,141,307        1,885,278         2,313,729
                                                  ------------     -------------     ------------      ------------

Loss before equity in losses of Local Limited
   Partnerships and extraordinary gain                (478,274)         (597,428)        (804,716)       (1,259,685)

Equity in losses of Local Limited Partnerships      (1,157,767)       (1,208,330)      (1,897,565)       (2,473,697)

Minority interest in losses of
   Local Limited Partnerships                            3,448             1,861            5,684             4,204
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary item                  (1,632,593)       (1,803,897)      (2,696,597)       (3,729,178)

Extraordinary loss on forgiveness
   of indebtedness                                     (51,595)                -          (51,595)                -
                                                  ------------     -------------     ------------      ------------

Net Loss                                          $ (1,684,188)    $  (1,803,897)    $ (2,748,192)     $ (3,729,178)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $    (16,842)    $     (18,039)    $    (27,482)     $    (37,292)
   To Limited Partners                              (1,667,346)       (1,785,858)      (2,720,710)       (3,691,886)
                                                  ------------     -------------     ------------      ------------
                                                  $ (1,684,188)    $  (1,803,897)    $ (2,748,192)     $ (3,729,178)
                                                  ============     =============     ============      ============

Net Loss before extraordinary item per
   Limited Partnership Unit (100,000 Units)       $     (16.17)    $     (17.86)     $     (26.70)     $    (36.92)
                                                  ============     ============      ============      ===========

Extraordinary item per Limited Partnership
   Unit (100,000 Units)                           $       (.51)    $           -     $       (.51)     $          -
                                                  ============     =============     ============      ============

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (16.68)    $     (17.86)     $     (27.21)     $    (36.92)
                                                  ============     ============      ============      ===========

    The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners        Partners       (Losses)            Total

Balance at March 31, 1996            $  (530,297)     $   5,000      $  35,080,178    $       12     $   34,554,893

Net change in unrealized
   losses on marketable
   securities available for sale               -              -                  -        (1,169)            (1,169)

Net Loss                                 (27,482)             -         (2,720,710)            -         (2,748,192)
                                     -----------      ---------      -------------    ----------     --------------

Balance at September 30, 1996        $  (557,779)     $   5,000      $  32,359,468    $   (1,157)    $   31,805,532
                                     ===========      =========      =============    ==========     ==============

    The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995

                                                                                 1996                    1995
                                                                           --------------           ---------

Net cash used for operating activities                                     $    (192,780)           $   (627,852)
                                                                           -------------            ------------

Cash flows from investing activities:
    Purchases of marketable securities                                           (49,376)             (1,409,525)
    Proceeds from sales and maturities
      of marketable securities                                                    39,238               2,918,867
    Cash distributions received from Local
      Limited Partnerships                                                       319,442                  53,505
    Capital contributions paid to Local Limited Partnerships                           -                 (43,321)
    Repayment of Local Limited Partnership's mortgage                                  -                (850,000)
    Additions to fixed assets                                                    (43,748)                 (8,378)
    Proceeds from insurance claim                                                      -                  33,819
                                                                           -------------            ------------
Net cash provided by investing activities                                        265,556                 694,967
                                                                           -------------            ------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                          (87,662)                (30,125)
    Repayment of notes receivable, affiliate                                      17,814                       -
    Payments to affiliate                                                        (13,816)                      -
                                                                           -------------            ------------
Net cash used for financing activities                                           (83,664)                (30,125)
                                                                           --------------           -------------

Net increase (decrease) in cash and cash equivalents                             (10,888)                 36,990

Cash and cash equivalents, beginning                                             268,040                 155,456
                                                                           -------------            ------------

Cash and cash equivalents, ending                                          $     257,152            $    192,446
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized           Fair
                                              Cost                 Gains              Losses             Value

Debt securities issued by
   the US Treasury                        $    64,361          $          -          $    (645)      $    63,716

Mortgage backed securities                     49,652                     -               (288)           49,364

Other debt securities                          56,061                    24               (248)           55,837
                                          -----------          ------------          ---------       -----------

Marketable Securities
   at September 30, 1996                  $   170,074          $         24          $  (1,181)      $   168,917
                                          ===========          ============          =========       ===========


Debt securities issued by
   the US Treasury                        $    39,392          $          -          $    (167)      $    39,225

Mortgage backed securities                     56,715                   583                  -            57,298

Other debt securities                          62,848                     -               (404)           62,444
                                          -----------          ------------          ---------       -----------

Marketable Securities
   at March 31, 1996                      $   158,955          $        583          $    (571)      $   158,967
                                          ===========          ============          =========       ===========

The contractual maturities at September 30, 1996 are as follows:

                                                                                                 Fair
                                                                                 Cost            Value

Due in less than one year                                                    $    49,375     $    49,386
Due in one to five years                                                          71,047          70,167
Mortgage backed securities                                                        49,652          49,364
                                                                             -----------     -----------
                                                                             $   170,074     $   168,917
                                                                             ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $39,000 and $2,919,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $1,590 and gross losses of $609 which were realized on these sales in the six months ended September 30, 1996 and gross gains of $19,800 and gross losses of $14,996 which were realized on these sales for the six months ended September 30, 1995.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-three Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite Colony Apartments and Harbour View, where the Partnership's ownership interest is 97% and 49%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1996, excluding the Combined Entities:

Capital contributions to Local Limited
   Partnerships and purchase price
   paid to withdrawing partners of
   Local Limited Partnerships                                                                  $  69,321,264

Cumulative equity in loss of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $19,738,918)                                                           (43,973,321)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                     (1,647,913)
                                                                                                 ------------
Investments in Local Limited Partnerships
   before adjustment                                                                              23,700,030

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   7,146,136

   Accumulated amortization of acquisition
   fees and expenses                                                                              (1,286,172)
                                                                                                -------------
Investments in Local Limited Partnerships                                                         29,559,994

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,635,000)
                                                                                               --------------
                                                                                               $  27,924,994
                                                                                               ==============

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities) in which the Partnership has invested, as of September 30, 1996, is as follows:

Summarized Balance Sheets - June 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  189,836,724
   Other assets, net                                                                               12,660,205
   Current assets                                                                                   7,358,327
                                                                                               --------------
       Total Assets                                                                            $  209,855,256
                                                                                               ==============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                                                   $  172,015,795
   Other liabilities                                                                               18,009,731
   Current liabilities                                                                             16,401,853
                                                                                               --------------
       Total Liabilities                                                                          206,427,379

   Partners' Equity                                                                                 3,427,877
                                                                                               --------------
       Total Liabilities and Partners' Equity                                                  $  209,855,256
                                                                                               ==============


Summarized Income Statements - for the
Six Months ended June 30, 1996 (Unaudited)

Rental and other income                                                                        $  16,011,215
                                                                                               -------------

Expenses:
   Operating expenses                                                                              8,570,440
   Interest expense                                                                                7,856,539
   Depreciation and amortization                                                                   4,314,450
                                                                                               -------------
       Total expenses                                                                             20,741,429

Net Loss                                                                                       $  (4,730,214)
                                                                                               =============

Partnership's share of net loss                                                                $  (4,580,975)
                                                                                               =============
Other partners' share of net loss                                                              $    (149,239)
                                                                                               =============

For the six months ended September 30, 1996, the Partnership has not recognized $2,692,459 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 2 to the Combined Financial Statements is $24,567 of fees earned by BFPM during the six months ended June 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Transactions with Affiliates (continued)

BFPM is also the  management  agent of  Willow  Lake and The  Kyle.  BF  Lansing
Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner, currently manages Crestwood Place, Eagle Nest Apartments, One Main Place, Pilot Point Apartments, Hallet West Apartments, Shady Shores Apartments and Willowick Apartments. Included in the Combined Statements of Operations is $61,821 of property management fees charged by BFPM and BF Lansing during the six months ended June 30, 1996.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments and Quail Run Apartments' transfers were effective February 21, 1996, February 21, 1996, June 7, 1996 and July 3, 1996, respectively. Two of the properties (Sherwood Arms and Lone Oak Apartments) are being transferred to new owners effective after September 30, 1996. Since the new general partners had assumed the risks of ownership, including funding operating deficits prior to March 31, 1996, the Partnership's investment in these six partnerships has been changed to the equity method, effective on the date that control of these partnerships was assumed by the unaffiliated entities.

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

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined
Assets
Current assets:
   Cash and cash equivalents            $    225,927    $      31,225     $          -      $    257,152
   Accounts receivable, net                  609,343           19,416         (556,532)           72,227
   Interest receivable                         1,323                -                -             1,323
   Notes receivable                        1,423,253                -       (1,423,253)                -
   Prepaid expenses                           11,324           30,257                -            41,581
   Tenant security deposits                        -           63,223                -            63,223
   Other current assets                            -           97,075                -            97,075
                                        ------------    -------------     ------------      ------------
     Total current assets                  2,271,170          241,196       (1,979,785)          532,581

Investments in Local Limited
   Partnerships, net of reserve
     for valuation                        30,449,120                -       (2,524,126)       27,924,994
Marketable securities, at fair value         168,917                -                -           168,917
Replacement reserves                               -          154,349                -           154,349
Rental property at cost, net of
   accumulated depreciation                        -       12,611,729                -        12,611,729
Deferred acquisition fees escrow             450,000                -                -           450,000
Deferred expenses, net                             -           88,237                -            88,237
                                        ------------    -------------     ------------      ------------
     Total Assets                       $ 33,339,207    $  13,095,511     $ (4,503,911)     $ 41,930,807
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates       $    918,567    $     624,327     $   (556,532)     $    986,362
   Accounts payable and accrued
    expenses                                 142,829          308,979                -           451,808
   Current portion of mortgage
     notes payable                                 -        4,219,450          (23,279)        4,196,171
   Interest payable                                -          356,847                -           356,847
   Notes payable, affiliate                   22,279                -                -            22,279
   Security deposits payable                       -           62,412                -            62,412
                                        ------------    -------------     ------------      ------------
     Total current liabilities             1,083,675        5,572,015         (579,811)        6,075,879

Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            450,000                -                -           450,000
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -        4,140,056       (1,399,974)        2,740,082
                                        ------------    -------------     ------------      ------------
     Total Liabilities                     1,533,675       10,235,117       (1,979,785)        9,789,007
                                        ------------    -------------     ------------      ------------

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                           Balance Sheets (continued)

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined
Minority interest in Local
   Limited Partnerships                            -                -          336,268           336,268
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       31,806,689        2,860,394       (2,860,394)       31,806,689
Net unrealized losses on marketable
   securities                                 (1,157)               -                -            (1,157)
                                        ------------    -------------     ------------      -------------
     Total Partners' Equity               31,805,532        2,860,394       (2,860,394)       31,805,532
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 33,339,207    $  13,095,511    $  (4,503,911)     $ 41,930,807
                                        ============    =============    =============      ============


(A) As of September 30, 1996.
(B) As of June 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1996

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits       Combined         Eliminations
                                           L.P. III (A)     Entities (B)            (A)              Combined

Revenue:
   Rental                                 $           -      $   434,105        $        -       $     434,105
   Investment                                     7,269              574                 -               7,843
   Other                                         69,747           13,127                 -              82,874
                                          -------------      -----------        ----------       -------------
     Total Revenue                               77,016          447,806                 -             524,822
                                          -------------      -----------        ----------       -------------

Expenses:
   Asset management fees, related party         113,861                -                 -             113,861
   General and administrative                   115,933                -                 -             115,933
   Rental operations, exclusive
     of depreciation                                  -          327,373                 -             327,373
   Property management fees                           -           46,888                 -              46,888
   Interest                                       1,500          219,806                 -             221,306
   Depreciation                                       -          136,955                 -             136,955
   Amortization                                  38,159            2,621                 -              40,780
                                          -------------      -----------        ----------       -------------
     Total Expenses                             269,453          733,643                 -           1,003,096
                                          -------------      -----------        ----------       -------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                          (192,437)        (285,837)                -            (478,274)

Equity in losses of Local Limited
   Partnerships                              (1,491,751)               -           333,984          (1,157,767)

Minority interest in losses of Local
   Limited Partnerships                               -                -             3,448               3,448
                                          -------------      -----------        ----------       -------------

Net loss before extraordinary item           (1,684,188)        (285,837)          337,432          (1,632,593)

Extraordinary loss on forgiveness
   of indebtedness                                    -          (51,595)                -             (51,595)
                                          -------------      -----------        ----------       -------------

Net Loss                                  $  (1,684,188)     $  (337,432)       $  337,432       $  (1,684,188)
                                          =============      ===========        ==========       =============

(A) For the three months  ended  September  30,  1996.
(B) For the three months ended June 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1996

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits       Combined         Eliminations
                                           L.P. III (A)     Entities (B)            (A)              Combined

Revenue:
   Rental                                 $           -       $  885,261        $        -        $    885,261
   Investment                                    65,342            2,020                 -              67,362
   Other                                         99,680           28,259                 -             127,939
                                          -------------       ----------        ----------        ------------
     Total Revenue                              165,022          915,540                 -           1,080,562
                                          -------------       ----------        ----------        ------------

Expenses:
   Asset management fees                        227,722                -                 -             227,722
   General and administrative                   196,315                -                 -             196,315
   Rental operations, exclusive
     of depreciation                                  -          604,495                 -             604,495
   Property management fees                           -           69,021                 -              69,021
   Interest                                       2,000          446,709                 -             448,709
   Depreciation                                       -          250,172                 -             250,172
   Amortization                                  83,602            5,242                 -              88,844
                                          -------------       ----------        ----------        ------------
     Total Expenses                             509,639        1,375,639                 -           1,885,278
                                          -------------       ----------        ----------        ------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                          (344,617)        (460,099)                -            (804,716)

Equity in losses of Local Limited
   Partnerships                              (2,403,575)               -           506,010          (1,897,565)

Minority interest in losses of Local
   Limited Partnerships                               -                -             5,684               5,684
                                          -------------       ----------        ----------        ------------

Net loss before extraordinary item           (2,748,192)        (460,099)          511,694          (2,696,597)

Extraordinary loss on forgiveness
   of indebtedness                                    -          (51,595)                -             (51,595)
                                          -------------       ----------        ----------        ------------


Net loss                                  $  (2,748,192)      $ (511,694)       $  511,694        $ (2,748,192)
                                          =============       ==========        ==========        ============

(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits           Combined         Eliminations
                                              L.P. III (A)          Entities (B)           (A)           Combined

Net cash used for operating activities      $      (108,064)       $     (84,716)     $         -       $  (192,780)
                                            ---------------        -------------      -----------       -----------

Cash flows from investing activities:
   Purchases of marketable securities               (49,376)                   -                -           (49,376)
   Proceeds from sales and maturities
     of marketable securities                        39,238                    -                -            39,238
   Cash distributions received from
     Local Limited Partnerships                     319,442                    -                -           319,442
   Additions to fixed assets                              -              (43,748)               -           (43,748)
                                            ---------------        -------------      -----------       -----------
Net cash provided by (used for)
   investing activities                             309,304              (43,748)               -           265,556
                                            ---------------        -------------      -----------       -----------

Cash flows from financing activities:
   Repayment of mortgage notes payable                    -              (87,662)               -           (87,662)
   Repayment of notes receivable, affiliate          17,814                    -                -            17,814
   Advances from (payments to) affiliate            (87,759)              73,943                -           (13,816)
                                            ----------------       -------------      -----------       -----------
Net cash used for financing activities              (69,945)             (13,719)               -           (83,664)
                                            ----------------       --------------     -----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                 131,295             (142,183)               -           (10,888)

Cash and cash equivalents, beginning                 94,632              173,408                -           268,040
                                            ---------------        -------------      -----------       -----------

Cash and cash equivalents, ending           $       225,927        $      31,225      $         -       $   257,152
                                            ===============        =============      ===========       ===========

(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $10,888 from $268,040 at March 31, 1996 to $257,152 at September 30, 1996. This slight decrease is attributable to cash used for operations and payment of mortgage notes, offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,376,000 have been paid from Reserves. This amount includes approximately $1,124,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,362,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $648,000 of operating funds to replenish Reserves. At September 30, 1996, approximately $379,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,124,000 noted above, the Partnership has also advanced approximately $553,000 to the Texas Partnerships and $184,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made in the six months ended September 30, 1996.

Results of Operations

For the three and six months ended September 30, 1996, Partnership operations resulted in a net loss of $1,684,188 and $2,748,192, respectively, as compared to net losses of $1,803,897 and $3,729,178 for the respective 1995 periods. The decrease in net loss is primarily attributable to a decrease in equity in losses and lower general and administrative expenses and rental operations.

The decrease in equity in losses of Local Limited Partnerships is a result of an increase in unrecognized losses relating to more Local Limited Partnerships which cumulative equity in losses and distributions exceeded the Partnership's total investments in these Local Limited Partnerships during the comparable periods. The Partnership is also in the process of transferring its interests in six Local Limited Partnerships, resulting in a decrease in equity in losses.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

The decline in general and administrative expenses and rental operations is primarily attributable to the exclusion of six of the Texas Partnerships' operations which were previously combined. Four of these Texas Partnerships were disposed of and the remaining two are now being accounted for on the equity method of accounting. Please refer to the section entitled "Property Discussions" for more information.

Property Discussions

Prior to the transfer of six of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties located in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial rent-up. Many of the remaining sixty-three Local Limited Partnerships in which the Partnership has invested have stable operations. The majority of these properties are operating satisfactorily.

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

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of six of the Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments and Quail Runs' transfers were effective February 21, 1996, February 21, 1996, June 7, 1996, and July 3, 1996. Two of the properties (Sherwood Arms and Lone Oak Apartments) are being transferred to new owners effective after September 30, 1996.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the seven remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, One Main Place, Pilot Point Apartments, Shady Shores Apartments and Willowick Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for a period of time expected to be at least twelve months. During this period, investors will continue to receive tax credits from these properties. For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, because the Texas Partnerships represent only 2% of the Partnership's tax credits.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

It was previously reported that Harbour View Associates, located in Staten Island, New York, had defaulted on its HUD-insured loan and the lender assigned the loan to HUD. HUD has a program to sell all performing and non-performing mortgages in a public auctions that are scheduled to take place on a region-to-region basis over the next few years. The property has received notice from HUD that the mortgage will be included in the upcoming auction that will be held in December, 1996. If the mortgage is sold to a new lender, the property's continued feasibility will depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgage or to negotiate a satisfactory arrangement with the buyer.

As previously reported, Regency Square and Rolling Hills, both located in Dayton, Ohio, have experienced low occupancy levels and rental rates due to the deterioration of the local economy and the neighborhoods in which they are located. The local general partner and Managing General Partner were involved in prolonged workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in a non-performing mortgage auction. The Partnership made an unsuccessful auction bid to purchase these mortgages. The Partnership and local general partner are negotiating with the new notes holder. Should these efforts prove unsatisfactory, it is unlikely that the Partnership will be able to retain its interests in both properties in the long-term.
Such losses would result in recapture of tax credits for the investors.

Breckenridge Creste, located in Duluth, GA, has been experiencing financial difficulties, as a result of increased vacancies, a weak rental market and deferred maintenance. In August 1996, an affiliate of the Managing General Partner assumed property management responsibilities of the property and was admitted as a General Partner. Efforts are now underway to develop a plan to stabilize property operations.

Shoreline and Waterfront, Buffalo, New York properties which share a common Local General Partner have been experiencing occupancy problems due to the soft rental market, deferred maintenance and security issues. The Local General Partner is increasing marketing efforts to stabilize occupancy and improve the overall physical conditions at the properties. However, it is likely that such an effort will require a significant influx of additional capital in order to address these problems. This may include advances from Partnership Reserves. The Managing General Partner, together with the Local General Partner, are currently devising a strategy to stabilize operations of both of these properties. Both properties currently carry cash flow mortgages from the State of New York.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 13, 1996                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                               CREDITS L.P. III

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