Form 10-Q
period 1996-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1997-02-13
CIK 839345

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q Edgar for Quarter Ended December 31, 1996 File No. 01-18462


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller





QH3-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended December 31, 1996     Commission file number       01-18462
                  ------------                                     -----------

  Boston Financial Qualified Housing Tax Credits L.P.III
(Exact name of registrant as specified in its charter)


Delaware                                          04-3032106
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


101 Arch Street, Boston, Massachusetts            02110-1106
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

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1996 (Unaudited)
           and March 31, 1996                                            1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1996 and 1995              2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1996     3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1996 and 1995                  4

         Notes to Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14

PART II - OTHER INFORMATION

Items 1-6                                                                17

SIGNATURE                                                                18

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



          COMBINED BALANCE SHEETS - December 31, 1996 and March 31, 1996

                                                                    December 31,              March 31,
                                                                        1996                    1996
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $      505,588           $    268,040
   Accounts receivable, net                                               106,853                 40,757
   Interest receivable                                                     30,296                    740
   Prepaid expenses                                                        32,861                 35,930
   Tenant security deposits                                                61,995                 67,011
   Other current assets                                                   139,419                 53,656
                                                                   --------------           ------------
     Total current assets                                                 877,012                466,134

Investments in Local Limited Partnerships, net of
   reserve for valuation (Note 2)                                      27,051,237             30,216,554
Marketable securities, at fair value (Note 1)                             173,713                158,967
Replacement reserves                                                      168,005                168,335
Rental property at cost, net of accumulated
   depreciation                                                        12,498,452             12,818,153
Deferred acquisition fees escrow                                          337,500                450,000
Deferred expenses, net                                                     85,618                 93,479
                                                                   --------------           ------------
     Total Assets                                                  $   41,191,537           $ 44,371,622
                                                                   ==============           ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates                                  $    1,053,061           $    755,244
   Accounts payable and accrued expenses                                  544,573                471,328
   Current portion of mortgage notes payable                            4,143,837              4,261,276
   Interest payable                                                       367,972                186,550
   Notes payable - affiliate                                              353,165                 22,279
   Security deposits payable                                               60,223                 60,229
                                                                   --------------           ------------
     Total current liabilities                                          6,522,831              5,756,906

Due to affiliate                                                          323,046                323,046
Deferred acquisition fees payable                                         337,500                450,000
Former general partner advances                                           200,000                200,000
Mortgage notes payable                                                  2,745,086              2,744,825
                                                                   --------------           ------------
     Total Liabilities                                                 10,128,463              9,474,777
                                                                   --------------           ------------

Minority interest in Local Limited Partnerships                           333,736                341,952
                                                                   --------------           ------------

General, Initial and Investor Limited Partners' Equity                 30,729,205             34,554,881
Net unrealized gains on marketable securities                                 133                     12
                                                                   --------------           ------------
     Total Partners' Equity                                            30,729,338             34,554,893
                                                                   --------------           ------------
     Total Liabilities and Partners' Equity                        $   41,191,537           $ 44,371,622
                                                                   ==============           ============

The  accompanying  notes are an integral  part of the  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three and Nine Months Ended December 31, 1996 and 1995

                                                        Three Months Ended                  Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      1996              1995              1996             1995
                                                 --------------   ---------------   -------------    ----------

Revenue:
   Rental                                         $    436,089     $     430,097     $  1,321,350      $  1,385,656
   Investment                                            4,401            14,406           71,763            73,851
   Other                                                24,568           124,980          152,507           164,020
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     465,058           569,483        1,545,620         1,623,527
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                113,861           111,083          341,583           333,249
   General and administrative (includes
     reimbursements to affiliates of $115,671
     and $119,178 in 1996 and 1995, respectively)      122,737           125,988          319,052           696,916
   Rental operations, exclusive of depreciation        255,111           379,283          859,606         1,262,437
   Property management fees                             33,524             9,543          102,545            31,356
   Interest                                            122,584           196,180          571,293           539,524
   Depreciation                                        125,083           189,672          375,255           371,063
   Amortization                                         44,420            45,328          133,264           136,261
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                    817,320         1,057,077        2,702,598         3,370,806
                                                  ------------     -------------     ------------      ------------

Loss before equity in losses of Local Limited
   Partnerships and extraordinary item                (352,262)         (487,594)      (1,156,978)       (1,747,279)

Equity in losses of Local Limited Partnerships        (727,754)         (806,356)      (2,625,319)       (3,280,053)

Minority interest in losses of
   Local Limited Partnerships                            2,532             4,932            8,216             9,136
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary item                  (1,077,484)       (1,289,018)      (3,774,081)       (5,018,196)

Extraordinary loss on forgiveness
   of indebtedness                                           -                 -          (51,595)                -
                                                  ------------     -------------     ------------      ------------

Net Loss                                          $ (1,077,484)    $  (1,289,018)    $ (3,825,676)     $ (5,018,196)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $    (10,775)    $     (12,890)    $    (38,257)     $    (50,182)
   To Limited Partners                              (1,066,709)       (1,276,128)      (3,787,419)       (4,968,014)
                                                  -------------    -------------     ------------      ------------
                                                  $ (1,077,484)    $  (1,289,018)    $ (3,825,676)     $ (5,018,196)
                                                  ============     =============     ============      ============

Net Loss before extraordinary item per
   Limited Partnership Unit (100,000 Units)       $     (10.66)    $     (12.76)     $     (37.36)     $    (49.68)
                                                  ============     ============      ============      ===========

Extraordinary item per Limited Partnership
   Unit (100,000 Units)                           $          -     $           -     $      (0.51)     $          -
                                                  ============     =============     ============      ============

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (10.66)    $     (12.76)     $     (37.87)     $    (49.68)
                                                  ============     ============      ============      ===========

The  accompanying  notes are an integral  part of the  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners        Partners       (Losses)            Total

Balance at March 31, 1996            $  (530,297)     $   5,000      $  35,080,178    $       12     $   34,554,893

Net change in unrealized
   gains on marketable
   securities available for sale               -              -                  -           121                121

Net Loss                                 (38,257)             -         (3,787,419)            -         (3,825,676)
                                     -----------      ---------      -------------    ----------     --------------

Balance at December 31, 1996         $  (568,554)     $   5,000      $  31,292,759    $      133     $   30,729,338
                                     ===========      =========      =============    ==========     ==============

The  accompanying  notes are an integral  part of the  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995


                                                                                 1996                    1995
                                                                           --------------           ---------

Net cash provided by (used for) operating activities                       $      51,774            $   (775,393)
                                                                           -------------            ------------

Cash flows from investing activities:
    Purchases of marketable securities                                           (74,188)             (1,580,820)
    Proceeds from sales and maturities
      of marketable securities                                                    62,513               3,093,575
    Cash distributions received from Local
      Limited Partnerships                                                       423,644                 284,846
    Decrease in deferred acquisition fee escrow                                  112,500                 112,500
    Payment of deferred acquisition fee                                         (112,500)               (112,500)
    Repayment of Local Limited Partnership's mortgage                                  -                (850,000)
    Additions to fixed assets                                                    (55,554)                (36,527)
    Proceeds from insurance claim                                                      -                  33,819
                                                                           -------------            ------------
Net cash provided by investing activities                                        356,415                 944,893
                                                                           -------------            ------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                         (117,178)                (39,066)
    Repayment of note payable                                                          -                 (10,211)
    Advances from (payments to) affiliate                                        (53,463)                 22,279
                                                                           -------------            ------------
Net cash used for financing activities                                          (170,641)                (26,998)
                                                                           -------------            -------------

Net increase in cash and cash equivalents                                        237,548                 142,502

Cash and cash equivalents, beginning                                             268,040                 155,456
                                                                           -------------            ------------

Cash and cash equivalents, ending                                          $     505,588            $    297,958
                                                                           =============            ============

The  accompanying  notes are an integral  part of the  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                   Notes to the Combined Financial Statements
                                   (Unaudited)

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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized           Fair
                                              Cost                 Gains              Losses             Value
Debt securities issued by
   the US Treasury                        $    89,173          $         45          $    (226)      $    88,992

Mortgage backed securities                     49,330                     -                (47)           49,283

Other debt securities                          35,077                   361                  -            35,438
                                          -----------          ------------          ---------       -----------

Marketable Securities
   at December 31, 1996                   $   173,580          $        406          $    (273)      $   173,713
                                          ===========          ============          =========       ===========


Debt securities issued by
   the US Treasury                        $    39,392          $          -          $    (167)      $    39,225

Mortgage backed securities                     56,715                   583                  -            57,298

Other debt securities                          62,848                     -               (404)           62,444
                                          -----------          ------------          ---------       -----------

Marketable Securities
   at March 31, 1996                      $   158,955          $        583          $    (571)      $   158,967
                                          ===========          ============          =========       ===========

The contractual maturities at December 31, 1996 are as follows:

                                                                                                Fair
                                                                                 Cost           Value
Due in less than one year                                                    $    49,375     $    49,778
Due in one to five years                                                          74,875          74,652
Mortgage backed securities                                                        49,330          49,283
                                                                             -----------     -----------
                                                                             $   173,580     $   173,713
                                                                             ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $63,000 and $3,094,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $3,589 and gross losses of $639 which were realized on these sales in the nine months ended December 31, 1996 and gross gains of $22,943 and gross losses of $15,017 which were realized on these sales for the nine months ended December 31, 1995.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1996, excluding the Combined Entities:


Capital contributions to Local Limited
   Partnerships and purchase price
   paid to withdrawing partners of
   Local Limited Partnerships                                                                  $  69,321,264

Cumulative equity in loss of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $20,810,307)                                                           (44,701,075)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                     (1,752,115)
                                                                                                  -----------
Investments in Local Limited Partnerships
   before adjustment                                                                              22,868,074

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   7,146,136

   Accumulated amortization of acquisition
   fees and expenses                                                                              (1,327,973)

Investments in Local Limited Partnerships                                                         28,686,237

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,635,000)
                                                                                                  -----------
                                                                                               $  27,051,237

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities) in which the Partnership has invested, as of December 31, 1996, is as follows:

Summarized Balance Sheets - September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  189,051,659
   Other assets, net                                                                               12,463,867
   Current assets                                                                                   7,583,451
                                                                                               --------------
       Total Assets                                                                            $  209,098,977
                                                                                               ==============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                                                   $  173,668,843
   Other liabilities                                                                               16,552,347
   Current liabilities                                                                             16,843,277
                                                                                               --------------
       Total Liabilities                                                                          207,064,467

   Partners' Equity                                                                                 2,034,510
                                                                                               --------------
       Total Liabilities and Partners' Equity                                                  $  209,098,977
                                                                                               ==============


Summarized Income Statements - for the
Nine Months ended September 30, 1996 (Unaudited)

Rental and other income                                                                        $  24,250,255
                                                                                               -------------

Expenses:
   Operating expenses                                                                             12,802,643
   Interest expense                                                                               11,654,067
   Depreciation and amortization                                                                   6,380,263
                                                                                               -------------
       Total expenses                                                                             30,836,973

Net Loss                                                                                       $  (6,586,718)
                                                                                               =============

Partnership's share of net loss                                                                $  (6,380,118)
                                                                                               =============
Other partners' share of net loss                                                              $    (206,600)
                                                                                               =============

For the nine months ended December 31, 1996, the Partnership has not recognized $3,763,848 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfers of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arms Housing were effective February 21, 1996, February 21, 1996, June 7, 1996, July 3, 1996 and November 26, 1996, respectively. One of the properties, Lone Oak Apartments, is being transferred to a new owner effective after December 31, 1996. Since the new general partners had assumed the risks of ownership, including funding operating deficits prior to March 31, 1996, the Partnership's investment in these six partnerships has been changed to the equity method, effective on the date that control of these partnerships was assumed by the unaffiliated entities.

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

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined
Assets
Current assets:
   Cash and cash equivalents            $    463,217    $      42,371     $          -      $    505,588
   Accounts receivable, net                  702,657           16,609         (612,413)          106,853
   Interest receivable                        48,814                -          (18,518)           30,296
   Notes receivable                        1,423,253                -       (1,423,253)                -
   Prepaid expenses                            9,908           22,953                -            32,861
   Tenant security deposits                        -           61,995                -            61,995
   Other current assets                            -          139,419                -           139,419
                                        ------------    -------------     ------------      ------------
     Total current assets                  2,647,849          283,347       (2,054,184)          877,012

Investments in Local Limited
   Partnerships, net of reserve
   for valuation                          29,436,776                -       (2,385,539)       27,051,237
Marketable securities, at fair value         173,713                -                -           173,713
Replacement reserves                               -          168,005                -           168,005
Rental property at cost, net of
   accumulated depreciation                        -       12,498,452                -        12,498,452
Deferred acquisition fees escrow             337,500                -                -           337,500
Deferred expenses, net                             -           85,618                -            85,618
                                        ------------    -------------     ------------      ------------
     Total Assets                       $ 32,595,838    $  13,035,422     $ (4,439,723)     $ 41,191,537
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates       $  1,032,428    $     633,046     $   (612,413)     $  1,053,061
   Accounts payable and accrued
     expenses                                143,407          401,166                -           544,573
   Current portion of mortgage
     notes payable                                 -        4,167,116          (23,279)        4,143,837
   Interest payable                                -          386,490          (18,518)          367,972
   Notes payable, affiliate                  353,165                -                -           353,165
   Security deposits payable                       -           60,223                -            60,223
                                        ------------    -------------     ------------      ------------
     Total current liabilities             1,529,000        5,648,041         (654,210)        6,522,831

Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            353,165                -                -           337,500
Former general partner advances                    -          200,000                -           200,000
Mortgage notes payable                             -        4,145,060       (1,399,974)        2,745,086
                                        ------------    -------------     ------------      ------------
     Total Liabilities                     1,866,500       10,316,147       (2,054,184)       10,128,463
                                        ------------    -------------     ------------      ------------


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                           Balance Sheets (continued)

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations
                                     L.P. III (A)        Entities (B)           (A)           Combined
Minority interest in Local
   Limited Partnerships                            -                -          333,736           333,736
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       30,729,205        2,719,275       (2,719,275)       30,729,205
Net unrealized gains on marketable
   securities                                    133                -                -               133
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               30,729,338        2,719,275       (2,719,275)       30,729,338
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 32,595,838    $  13,035,422    $  (4,439,723)     $ 41,191,537
                                        ============    =============    =============      ============


(A) As of December 31, 1996.
(B) As of September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1996


                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits       Combined         Eliminations
                                           L.P. III (A)     Entities (B)            (A)              Combined

Revenue:
   Rental                                 $           -      $   436,089        $        -       $     436,089
   Investment                                     3,475              926                 -               4,401
   Other                                         65,281           15,191           (55,904)             24,568
                                          -------------      -----------        ----------       -------------
     Total Revenue                               68,756          452,206           (55,904)            465,058
                                          -------------      -----------        ----------       -------------

Expenses:
   Asset management fees, related party         113,861                -                 -             113,861
   General and administrative                   122,737                -                 -             122,737
   Rental operations, exclusive
     of depreciation                                  -          255,111                 -             255,111
   Property management fees                           -           33,524                 -              33,524
   Interest                                       1,500          176,988           (55,904)            122,584
   Depreciation                                       -          125,083                 -             125,083
   Amortization                                  41,801            2,619                 -              44,420
                                          -------------      -----------        ----------       -------------
     Total Expenses                             279,899          593,325           (55,904)            817,320
                                          -------------      -----------        ----------       -------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                          (211,143)        (141,119)                -            (352,262)

Equity in losses of Local Limited
   Partnerships                                (866,341)               -           138,587            (727,754)

Minority interest in losses of Local
   Limited Partnerships                               -                -             2,532               2,532
                                          -------------      -----------        ----------       -------------

Net loss before extraordinary item           (1,077,484)        (141,119)          141,119          (1,077,484)

Extraordinary loss on forgiveness
   of indebtedness                                    -                -                 -                   -
                                          -------------      -----------        ----------       -------------

Net Loss                                  $  (1,077,484)     $  (141,119)       $  141,119       $  (1,077,484)
                                          =============      ===========        ==========       =============


(A) For the three months ended December 31, 1996.
(B) For the three months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1996

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits       Combined         Eliminations
                                           L.P. III (A)     Entities (B)            (A)              Combined

Revenue:
   Rental                                 $           -      $  1,321,350       $        -        $  1,321,350
   Investment                                    68,817             2,946                -              71,763
   Other                                        164,961            43,450          (55,904)            152,507
                                          -------------      ------------       ----------        ------------
     Total Revenue                              233,778         1,367,746          (55,904)          1,545,620
                                          -------------      ------------       ----------        ------------

Expenses:
   Asset management fees, related party         341,583                 -                -             341,583
   General and administrative                   319,052                 -                -             319,052
   Rental operations, exclusive
     of depreciation                                  -           859,606                -             859,606
   Property management fees                           -           102,545                -             102,545
   Interest                                       3,500           623,697          (55,904)            571,293
   Depreciation                                       -           375,255                -             375,255
   Amortization                                 125,403             7,861                -             133,264
                                          -------------      ------------       ----------        ------------
     Total Expenses                             789,538         1,968,964          (55,904)          2,702,598
                                          -------------      ------------       ----------        ------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                          (555,760)         (601,218)               -          (1,156,978)

Equity in losses of Local Limited
   Partnerships                              (3,269,916)                -          644,597          (2,625,319)

Minority interest in losses of Local
   Limited Partnerships                               -                 -            8,216               8,216
                                          -------------      ------------       ----------        ------------

Net loss before extraordinary item           (3,825,676)         (601,218)         652,813          (3,774,081)

Extraordinary loss on forgiveness
   of indebtedness                                    -           (51,595)               -             (51,595)
                                          -------------      ------------       ----------        ------------


Net loss                                  $  (3,825,676)     $   (652,813)      $  652,813        $ (3,825,676)
                                          =============      ============       ==========        ============


(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits           Combined         Eliminations
                                              L.P. III (A)          Entities (B)           (A)           Combined


Net cash provided by (used for)
   operating activities                     $       132,896        $     (81,122)     $         -       $    51,774
                                            ---------------        -------------      -----------       -----------

Cash flows from investing activities:
   Purchases of marketable securities               (74,188)                   -                -           (74,188)
   Proceeds from sales and maturities
     of marketable securities                        62,513                    -                -            62,513
   Cash distributions received from
     Local Limited Partnerships                     423,644                    -                -           423,644
   Decrease in deferred acquisition
     fee escrow                                     112,500                    -                -           112,500
   Payment of deferred acquisition fee             (112,500)                   -                -          (112,500)
   Additions to fixed assets                              -              (55,554)               -           (55,554)
                                            ---------------        -------------      -----------       -----------
Net cash provided by (used for)
   investing activities                             411,969              (55,554)               -           356,415
                                            ---------------        -------------      -----------       -----------

Cash flows from financing activities:
   Repayment of mortgage notes payable                    -             (134,992)          17,814          (117,178)
   Repayment of notes receivable, affiliate          17,814                    -          (17,814)                -
   Advances from (payments to) affiliate           (194,094)             140,631                -           (53,463)
                                            ---------------        -------------      -----------       -----------
Net cash provided by (used for)
   financing activities                            (176,280)               5,639                -          (170,641)
                                            ---------------        -------------      -----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                 368,585             (131,037)               -           237,548

Cash and cash equivalents, beginning                 94,632              173,408                -           268,040
                                            ---------------        -------------      -----------       -----------

Cash and cash equivalents, ending           $       463,217        $      42,371      $         -       $   505,588
                                            ===============        =============      ===========       ===========


(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $237,548 from $268,040 at March 31, 1996 to $505,588 at December 31, 1996. This increase is attributable to cash distributions received from Local Limited Partnerships and cash provided by operations, offset by the repayment of mortgage notes payable.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,417,000 have been paid from Reserves. This amount includes approximately $1,143,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,362,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,010,000 of operating funds to replenish Reserves. At December 31, 1996, approximately $593,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,143,000 noted above, the Partnership has also advanced approximately $589,000 to the Texas Partnerships and $255,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made in the nine months ended December 31, 1996.

Results of Operations

For the three and nine months ended December 31, 1996, Partnership operations resulted in a net loss of $1,077,484 and $3,825,676, respectively, as compared to net losses of $1,289,018 and $5,018,196 for the respective 1995 periods. The decrease in net loss is primarily attributable to decreases in general and administrative and rental operations expenses.

The decrease in general and administrative expenses is due to a decrease in expenses paid on behalf of the Texas Partnerships. The decline in rental operations expense is primarily attributable to the exclusion of six of the Texas Partnerships' operations which were previously combined. Four of these Texas Partnerships were disposed of and the remaining two are now being accounted for on the equity method of accounting. Please refer to the section entitled "Property Discussions" for more information.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


Property Discussions

Prior to the transfer of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated and twenty-seven properties, consisting of 1,614 units were newly constructed. All of the properties have completed construction or rehabilitation and initial lease-up. Many of the remaining sixty-four Local Limited Partnerships in which the Partnership has invested have stable operations and are operating satisfactorily.

Several properties are experiencing operating difficulties and generating cash flow deficits due to a variety of reasons. In most cases, the Local General Partners of these properties are funding the deficits through project expense loans and subordinated loans or payments from escrows. In instances where the Local General Partners' obligations to fund deficits have expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at lower interest rates.

Operations are improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. However, as we previously reported, the Local General Partner is seeking bankruptcy protection. His reorganization plan is expected to be approved early in 1997. If approved, the plan is not likely to materially affect property operations or the local General Partner's interest in the Partnership.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the property's mortgage was sold at auction to an unaffiliated institutional buyer. The Local General Partner participated in the loan auction but was an unsuccessful bidder. The Managing General Partner and Local General Partner have initiated discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner or Partnership affiliates to purchase the mortgage or negotiate a satisfactory workout agreement with the new lender.

As previously reported, the Managing General Partner has transferred all of the assets of five of the Texas partnerships subject to their liabilities to unaffiliated entities. The transfers of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run and Sherwood Arms Housing were effective February 21, 1996, February 2, 1996, June 7, 1996, July 3, 1996 and November 26, 1996,
respectively. One of the properties, Lone Oak, is expected to be transferred to a new owner in 1997.

The Managing General Partner is working to sell the general partner interests in the seven remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, One Main Place, Pilot Point Apartments, Shady Shores Apartments and Willowick Apartments) to an unaffiliated buyer. In the meantime, investors will continue to receive tax credits for these properties. Operating deficits are currently being funded from Partnership reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, because the Texas Partnerships represent only 2% of the Partnership's tax credits.

A more targeted leasing and marketing strategy and recent rent increase has helped reduce operating deficits at Columbia Town Houses, a property located in Burlington, Iowa. As previously reported, the property has been generating significant, increasing deficits for the last four years as a result of declining market conditions and pre-1990 rent restrictions. The Local General Partner is working to resolve these issues by replacing the site personnel and pursuing a mortgage refinancing. The Local General Partner is currently funding the deficits.

South Holyoke, located in Holyoke, Massachusetts, continues to experience occupancy problems resulting from increased market competition and local economic conditions. The management agent, which is currently funding the deficits, is addressing these problems through a combination of increased advertising and community outreach, tighter expense monitoring and has requested additional SHARP subsidy from the local housing authority.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


Property Discussions (continued)

Waterfront  and  Shoreline,  two  Buffalo,  New  York  properties,  continue  to experience operating difficulties due to a soft rental market, deferred maintenance and security issues. It is likely that any effort to stabilize operations and improve property curb appeal and overall physical conditions will require significant additional capital. This may include advances from Partnership reserves. The Managing General Partner and Local General Partner are currently negotiating with the local housing authority to obtain operating assistance. They are also working to identify supplemental capital resources. Deficits are currently being funded by the management agent. Both properties currently carry cash flow mortgages with New York State.

Low occupancy, capital rehabilitation needs and a depressed Dayton, Ohio economy continue to contribute to operating difficulties at Regency and Rolling Hills. As previously reported, the Local General Partner and Managing General Partner were involved in prolonged workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. The Partnership made an unsuccessful bid to purchase the mortgages. The Managing General Partner and Local General Partner continue to negotiate with the new lender. The continued feasibility of these properties will depend on the ability of the Local General Partner or Partnership affiliates to obtain a workout agreement with the new lender and to complete the rehabilitation work mandated by the City. In the meantime, it is likely that investors will incur a 1996 recapture tax as a result of certain apartment units being unavailable for rent during part of 1996. Should the negotiations with the lender prove unsatisfactory, investors will likely incur additional recapture tax in 1997, which will be reported on their 1998 tax return.

As previously reported, Breckenridge Creste, located in Duluth, Georgia, continues to operate below breakeven as a result of high increased vacancy, a weak rental market and deferred maintenance issues. In August 1996, an affiliate of the Managing General Partner assumed property management responsibility and was admitted as a General Partner. In keeping with the plan to stabilize property operations, a capital improvements effort is now underway. The Partnership has advanced funds from reserves towards this effort.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 12, 1997      BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                By: Arch Street III, Inc.,
                                    its Managing General Partner




                                    /s/Georgia Murray
                                       Georgia Murray
                                       A Managing Director, Treasurer
                                       and Chief Financial Officer