Form 10-K
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1997-06-30
CIK 839345

June 27, 1997


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-K Annual Report for Year Ended March 31, 1997
        File Number 01-18462


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller

QH310K-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended                              Commission file number
March 31, 1997                                             01-18462

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
             (Exact name of registrant as specified in its charter)

      Delaware                                           04-3032106
(State of organization)                                 (I.R.S. Employer
                                                         Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                  02110-1106
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

                                 Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                             $99,610,000 as of March 31, 1997

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE
DOCUMENT IS INCORPORATED:  (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


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

Acquisition Reports                                         Part I, Item 1

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

             ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997


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


PART III

  Item 10    Directors and Executive Officers
             of the Registrant                                         K-25
  Item 11    Management Remuneration                                   K-25
  Item 12    Security Ownership of Certain Beneficial
             Owners and Management                                     K-27
  Item 13    Certain Relationships and Related
             Transactions                                              K-27


PART IV

  Item 14    Exhibits, Financial Statement Schedule
             and Reports on Form 8-K                                   K-30

SIGNATURES                                                             K-31

                                  PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") is a limited partnership formed on August 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware. The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $99,610,000 ("Gross Proceeds"), net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

As described more fully under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, affiliates of the Managing General Partner assumed the Local General Partner interest in several Local Limited Partnerships in which the Partnership has invested: 1) BF Harbour View, Inc. assumed the Local General Partner interest in 241 Pine Street Associates L.P. ("241 Pine Street"); 2) BF Willow Lake, Inc. assumed the Local General Partner interest in Willow Lake Partners II, L.P. ("Willow Lake"); 3) BF Texas Limited Partnership was admitted as an additional Local General Partner to thirteen Local Limited Partnerships ("Texas Partnerships") and assumed the Local General Partner interest in the Temple Kyle, L.P., Ltd. (the "Kyle"); and 4) Boston Financial GP-I, LLC. assumed the Local General Partner interest in Breckenridge Creste Apartments, L.P. ("Breckenridge"). As a result, the Partnership is deemed to have control over 241 Pine Street, Willow Lake, the Texas Partnerships, the Kyle and Breckenridge (the "Combined Entities"), and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. As described more fully in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, BF Texas has relinquished control of one Texas Partnership, and the Managing General Partner has transferred all of the assets of five Texas Partnerships subject to their liabilities to unaffiliated entities. As of March 31, 1997, the remaining seven Texas Partnerships are presented in combined form. However, these changes only affect the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in fifty-two other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporate by this reference.

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

                                  TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)

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



Properties Owned by                                                                                         Date
  Local Limited                                                                                         Interest
  Partnerships*                                      Location                                              Acquired

Glenbrook**                                       St. Jo, TX                                               10/06/89
Eagles Nest**                                     Decatur, TN                                              10/06/89
Billings Family                                   Billings, MO                                             08/09/89
Brownsville                                       Brownsville, TN                                          08/09/89
Sunnyhill Villa                                   Wayne, NE                                                08/09/89
Longview                                          Humboldt, KS                                             10/13/89
Horseshoe Bend                                    Horseshoe Bend, AR                                       08/09/89
Briarwood II                                      Lake Havasua, AZ                                         10/04/89
Quail Run**                                       Iowa Park, TX                                            10/06/89
Smithville                                        Smithville, MO                                           08/09/89
Aurora East                                       Denver, CO                                               11/06/89
Elver Park II                                     Madison, WI                                              11/09/89
Elver Park III                                    Madison, WI                                              11/09/89
Tucson Trails I                                   Madison, WI                                              11/22/89
Tucson Trails II                                  Madison, WI                                              11/23/89
Pleasant Plaza                                    Malden, MA                                               12/01/89
241 Pine Street                                   Manchester, NH                                           12/04/89
Heather Oaks                                      Oak Grove, MO                                            11/24/89
Riverfront                                        Sunbury, PA                                              12/26/89
Susquehanna View                                  Camp Hill, PA                                            12/26/89
Breckenridge*                                     Duluth, GA                                               12/19/89
Wood Creek                                        Calcium, NY                                              12/15/89
Willow Lake*                                      Kansas City, MO                                          12/20/89
Ashton Heights                                    Bolivar, MO                                              12/15/89
Fouche Valley                                     Perryville, AR                                           05/01/90
Altheimer                                         Altheimer, AR                                            04/18/90
Kyle Hotel                                        Temple, TX                                               06/12/90
Diversey Square                                   Chicago, IL                                              12/01/90
Poplar Village                                    Cumberland, KY                                           12/30/90
Lexington                                         Lexington, TN                                            12/29/90

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99% with the exception of five Local Limited Partnerships in which the Partnership acquired a 98% interest (Willow Lake), 98% interest (Breckenridge), 97% interest (Granite), 49% interest (Colony Apartments) and a 48.96% interest (Harbour
      View). Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** As of March 31, 1997, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfer of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arms Housing were effective February 21, 1996, February 21, 1996, June 7, 1996, July 3, 1996 and November 26, 1996, respectively. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining Texas Partnerships. The new plan will transfer title to the eight remaining Texas Partnerships (Crestwood Place, Eagle Nest Apartments, Hallet-West Apartments, Lone Oak Apartments, One Main Place, Pilot Point Apartments, Lakeway Colony and Willowick Apartments) to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the second or third quarter of calendar 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves.

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

With the exception of the Combined Entities, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited
Partnerships: (i) Regency Square and Rolling Hills, representing 7.6%, have Folkers Associates as Local General Partner; (ii) Boulevard Commons II and Boulevard Commons IIA, representing 2.24%, have Carroll Properties, Inc. and Robert King as Local General Partners; (iii) Ellsworth, Syracuse, Satanta, Rossville, Humbolt, Smithville, Brownsville, Briarwood, Billings, Garden Plain, Wayne, Horseshoe Bend, Bolivar, Oak Grove, Westgate and Altheimer, representing 2.16%, have The Lockwood Group as Local General Partner; (iv) Elver Park II, Elver Park III, Tucson Trails I and Tucson Trails II, representing 5.9%, have Gorman Associates as Local General Partner; (v) Riverfront Apartments and Susquehanna View, representing 5.51%, have NCHP as Local General Partner; (vi) West Dade and West Dade II, representing 6.01%, have Romat, Inc. and Arbor, Inc., respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (vii) Elmwood and Fox Run, representing 3.57%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (viii) Eaglewood, Lexington and Fulton, representing .70%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (ix) Waterfront and Shoreline, representing 6.17%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future properties in the same areas. The continued success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in Federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Code, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) loans which have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.






                                                             Capital Contributions
Local Limited Partnership                                 Total              Total         Mtge. Loans                   Occupancy
Property Name                         Number of      Committed at       Paid through       payable at          Type of     at March
Property Location                     Apt. Units     March 31, 1997     March 31, 1997     December 31, 1996   Subsidy*    31, 1997
---------------------------------   --------------   -----------------   ---------------    ----------------    --------- ----------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                   122         $1,513,936         $1,513,936        $4,087,350        Section 8        95%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                   209          3,039,442          3,039,442         8,367,742        Section 8        96%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                   144          1,165,925          1,165,925         3,364,998        Section 8        98%

Rolling Hills Associates L.P.
Rolling Hills
Dayton, OH                                  150          2,883,000          2,883,000         3,107,682        Section 8        48%

Regency Square Limited Partnership
Regency Square
Dayton, OH                                  140          2,772,000          2,772,000         3,301,775        Section 8        20%

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                 142          1,079,318          1,079,318         6,461,589        None             76%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                                 472          3,597,307          3,597,307        23,125,955        None             74%







                                                        Capital Contributions
Local Limited Partnership                             Total             Total           Mtge. Loans                      Occupancy
Property Name                        Number of     Committed at     Paid through         payable at           Type of    at March
Property Location                   Apt. Units     March 31, 1997   March 31, 1997      December 31, 1996     Subsidy*    31, 1997
--------------------------------  -----------   ------------------  ----------------   -------------------  ----------   -----------

Fox Run Housing
Fox Run
Victoria, TX                                150        1,605,775       1,605,775           4,132,463          Section 8         95%

Boulevard Commons Limited
    Partnership II
Boulevard Commons II
Chicago, IL                                  61          517,175         517,175             717,387          Section 8        100%

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                                300        1,762,500       1,762,500           8,639,305          Section 8         95%

Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                                  42        1,179,812       1,179,812           1,559,802          Section 8         79%

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                  96        2,002,560       2,002,560           2,826,469          None              99%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                             46        1,900,000       1,900,000           2,478,296          Section 8         86%




                                                        Capital Contributions
Local Limited Partnership                                Total          Total             Mtge. Loans                   Occupancy
Property Name                        Number of      Committed at      Paid through         payable at          Type of   at March
Property Location                    Apt. Units     March 31, 1997    March 31, 1997     December 31, 1996     Subsidy*  31, 1997
----------------------------------   ------------   --------------   ----------------   --------------------   --------  ----------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                               8              52,150           52,150              241,402          FmHA           100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                236           2,022,100        2,022,100            6,859,190          Section 8       98%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                95           1,102,025        1,102,025            3,144,082          Section 8       98%

Bridgeport Housing Associates, LTD**(A)
Crestwood
Bridgeport, TX                            24              95,367           95,367              365,986          FmHA            42%

Willowick Housing Associates, LTD**(A)
Willowick
Gainesville, FL                           60             311,761          311,761            1,150,688          FmHA            30%

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                             12              69,658           69,658              329,346          FmHA            92%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                8              49,915           49,915              224,206          FmHA           100%




                                                      Capital Contributions
Local Limited Partnership                              Total            Total           Mtge. Loans                     Occupancy
Property Name                        Number of      Committed at     Paid through       payable at           Type of     at March
Property Location                   Apt. Units      March 31, 1997   March 31, 1997     December 31, 1996    Subsidy*    31, 1997
--------------------------------   --------------  ---------------- ----------------    -----------------    ---------   ----------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                            10               58,855           58,855            279,995          FmHA             90%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                           56              752,450          752,450          1,398,816          Section 8       100%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                            266            7,705,500        7,705,500          7,185,259          None            100%

One Main Place Housing
    Associates, LTD**(A)
One Main Place
Little Elm, TX                           24               80,374           80,374            364,887          FmHA             38%

Pilot Point Housing Associates, LTD**(A)
Pilot Point
Pilot Point, TX                          40              113,980          113,980            545,266          FmHA             50%

Sherwood Arms Housing
    Associates, LTD (A)
Sherwood Arms
Keene, TX




                                                            Capital Contributions
Local Limited Partnership                               Total             Total          Mtge. Loans                      Occupancy
Property Name                        Number of      Committed at      Paid through       payable at            Type of     at March
Property Location                   Apt. Units      March 31, 1997    March 31, 1997     December 31, 1996     Subsidy*    31, 1997
-------------------------------   --------------   ----------------- ----------------   -------------------    ---------  ----------

Crown Point Housing
    Associates, LTD (A)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (A)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                               48          1,119,330          1,119,330           2,760,370          None           88%

Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                        122          1,350,000          1,350,000           9,549,824          None           93%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                 51          1,452,380          1,452,380           2,363,190          None           90%

Boston Financial Texas Properties
    Limited Partnership III**(A)
Lakeway Colony
Lake Dallas, TX                           40            179,358            179,358             503,235          FmHA           60%






                                                         Capital Contributions
Local Limited Partnership                            Total            Total           Mtge. Loans                        Occupancy
Property Name                      Number of      Committed at     Paid through      payable at           Type of         at March
Property Location                 Apt. Units      March 31, 1997   March 31, 1997    December 31, 1996    Subsidy*        31, 1997
-----------------------------   --------------   --------------   ---------------   ------------------    --------     -------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                           40             255,000          255,000           1,117,119          FmHA              100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                          50           1,200,000        1,200,000           1,744,693          None               98%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                             217           5,774,113        5,774,113           9,912,154          Section 8          99%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                        12              70,030           70,030             303,961          FmHA              100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton, KY                              24             180,000          180,000             801,697          FmHA               92%

Lone Oak Housing Associates, LTD (A)
Lone Oak                                64             160,795          160,795             618,418          FmHA               42%
Graham, TX




                                                        Capital Contributions
Local Limited Partnership                             Total            Total           Mtge. Loans                       Occupancy
Property Name                      Number of      Committed at      Paid through       payable at          Type of        at March
Property Location                  Apt. Units     March 31, 1997    March 31, 1997     December 31, 1996   Subsidy*       31, 1997
-------------------------------   --------------  ---------------  ----------------    ------------------  ---------  -------------

West Hallettsville Housing
    Associates, LTD**(A)
Hallet-West
Hallettsville, TX                        24             66,426            66,426            296,389          FmHA               29%

Glenbrook Housing Associates, LTD (A)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD**(A)
Eagles Nest
Decatur, TX                              90            234,376           234,376            963,496          FmHA               33%

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                             12             58,855            58,855            284,005          FmHA              100%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                          28            161,665           161,665            788,041          FmHA              100%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                                15             81,205            81,205            430,080          FmHA              100%

Longview Apartments, L.P.
Longview
Humbolt, KS                              14             91,635            91,635            399,642          FmHA               86%





                                                        Capital Contributions
Local Limited Partnership                            Total            Total          Mtge. Loans                         Occupancy
Property Name                     Number of      Committed at      Paid through      payable at             Type of       at March
Property Location                 Apt. Units     March 31, 1997    March 31, 1997    December 31, 1996      Subsidy*      31, 1997
-------------------------------  --------------   -------------   ---------------   ------------------    ------------    ---------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                       24            143,785           143,785          651,347          FmHA                100%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                         32            219,030           219,030        1,114,117          FmHA                100%

North Quail Run Housing
    Associates, LTD (A)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                           24            108,025           108,025          547,689          FmHA                100%

Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                              125            765,000           765,000        4,031,980          Section 8            97%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                              56          1,246,385         1,246,385        1,702,679          None                 98%





                                                         Capital Contributions
Local Limited Partnership                           Total              Total          Mtge. Loans                       Occupancy
Property Name                      Number of      Committed at      Paid through      payable at           Type of       at March
Property Location                 Apt. Units      March 31, 1997    March 31, 1997    December 31, 1996    Subsidy*      31, 1997
------------------------------   --------------   --------------   --------------    -------------------  ---------   -------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                            48            1,047,470         1,047,470           1,471,297          None              98%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                            48            1,047,470         1,047,470           1,435,577          None              90%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                            48            1,047,470         1,047,470           1,442,356          None              90%

Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                            125            3,340,138         3,340,138          12,449,423          Section 8         99%

241 Pine Street Associates, L.P.**
241 Pine Street
Manchester, NH                         50            1,374,298         1,374,298                   0          None              95%

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                          24              118,828           118,828             563,397          FmHA              96%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                           104            1,850,000         1,850,000           3,366,957          None              97%





                                                     Capital Contributions
Local Limited Partnership                          Total               Total            Mtge. Loans                    Occupancy
Property Name                     Number of      Committed at      Paid through         payable at          Type of      at March
Property Location                Apt. Units      March 31, 1997    March 31, 1997    December 31, 1996      Subsidy*     31, 1997
------------------------------- ------------   ----------------   ---------------  --------------------    ----------   ------------

Breckenridge Creste Apartments, L.P.**
Breckenridge
Duluth, GA                            164           3,520,000          3,520,000        4,819,643          None               76%

Willow Lake Partners II, L.P.**
    A Limited Partnership
Willow Lake
Kansas City, MO                       132           2,130,700          2,130,700        2,744,825          None               95%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                            20              95,360             95,360          468,254          FmHA              100%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic
Lexington, TN                          24              95,000             95,000          819,752          FmHA               58%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                           200           1,984,908          1,984,908        7,711,792          Section 8         100%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                         201           2,194,314          2,194,314        9,140,239          Section 8          99%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                         20             131,865            131,865          640,576          FmHA               90%




                                                        Capital Contributions
Local Limited Partnership                             Total           Total           Mtge. Loans                       Occupancy
Property Name                      Number of      Committed at      Paid through      payable at           Type of      at March
Property Location                  Apt. Units     March 31, 1997    March 31, 1997    December 31, 1996    Subsidy*     31, 1997
-------------------------------   -----------   ----------------   ---------------    -----------------    ---------    ------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                           20            130,375            130,375           599,724          FmHA               95%

The Temple-Kyle L.P.**
Kyle Hotel
Temple, TX                              64          1,624,100          1,624,100         1,423,253          Section 8          98%

Diversey Square Associates II
Diversey Square II
Chicago, IL                             48          1,031,825          1,031,825         2,581,872          Section 8         100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                          36            283,945            283,945         1,205,175          None               91%
                                      ------       -------------     -----------     ---------------
                                     5,401         75,398,344         75,398,344       188,028,174
                                     ======
Less: **Combined Entities                           9,730,740          9,730,740        13,177,668
                                                   -------------    ------------     ---------------
                                                  $65,667,604        $65,667,604    $  174,850,506
                                                  ===========       ===========      ===============

 *FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide: 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low- income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

 (A) As of March 31, 1997, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities. The eight remaining Texas Partnerships will be transferred after March 31, 1997. The five Texas Partnerships had total capital contributions and mortgage payable amounts of $418,435 and $1,708,130, respectively, as of the transfer dates.

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

Item 3.  Legal Proceedings

Lone Oak Housing Associates, Ltd., as was previously reported, was the defendant in a lawsuit in which the plaintiff had alleged negligence and deceptive Trade Act violations. This litigation has been settled by the insurance carrier and the case dismissed.

Willow Lake Partners II, L.P. ("Willow Lake") is the defendant in a lawsuit relating to an earlier lawsuit involving Willow Lake. As part of the Partnership's settlement with the former management agent, Willow Lake gave the management agent two cash flow notes. The former management agent is now claiming that Willow Lake has cash flow (so payments should have been made on the notes) and it is the Partnership's position that the property is running a deficit. This litigation is not expected to have a material impact on the Partnership.

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

As of March 31, 1997, there were 6,283 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 1997, 1996 and 1995.

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

                                    March 31,        March 31,       March 31,         March 31,         March 31,
                                       1997            1996             1995             1994               1993
                                   -------------    ------------    -------------     ------------      -------------

Revenue (C)                        $2,119,597       $2,219,261        $1,926,504       $1,200,399          $383,610
Equity in losses of Local
  Limited Partnerships (C)          (3,624,984)    (4,670,063)       (5,818,976)      (5,887,566)       (6,729,079)
Extraordinary gain (loss) on
   forgiveness of indebtedness         (51,595)      1,279,618                 -                -                 -
Per Limited Partnership Unit              (.51)          12.67                 -                -                 -
Net loss                            (7,208,441)    (5,440,551)       (9,002,539)      (7,684,561)       (7,245,217)
Per Limited Partnership
  Unit                                  (71.36)        (53.86)           (89.13)          (76.08)           (71.73)
Partner distributions                         -             -                -                  -                -
Cash, cash equivalents and
  marketable securities                 710,933        427,007         2,356,402        3,532,293         4,075,605
Investment in Local Limited
  Partnerships, at original cost(D,E)82,971,102     82,971,102        82,943,526       82,943,526        82,925,507
Total Assets (A)                     43,791,590     44,371,622        52,653,124       61,386,839        58,154,344
Total Liabilities                    15,393,975      9,474,777        12,090,444       11,823,888         1,471,720
Other Data:
Passive loss (B)                   (10,918,014)   (11,654,006)      (12,660,771)     (12,568,468)      (10,159,103)
Per Limited Partnership
  Unit (B)                             (108.09)       (115.37)          (125.34)         (124.43)          (100.58)
Portfolio Income  (B)                   412,136        529,521           470,018          706,189           837,920
Per Limited Partnership
  Unit (B)                                 4.08           5.24              4.65             6.99              8.30
Low-Income Housing
  Tax Credits (B)                    13,857,452     14,056,981        14,088,559       14,056,340        13,949,374
Per Limited Partnership
  Unit (B)                               136.50         138.47            138.78           138.50            137.41
Recapture of Low-Income
  Housing Tax Credits (B)             (995,750)              -                 -                -                 -
Per Limited Partnership
  Unit (B)                               (9.86)              -                 -                -                 -
Local Limited Partnership interests
owned at end of period (E)                   64             69                69               69                69


(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1996, 1995, 1994, 1993 and 1992 represents the amount allocated to individual investors. Corporate investors were allocated $142.65, $144.62, $144.95, $144.67 and $143.57 per Unit in 1996,
     1995, 1994, 1993 and 1992, respectively.

(C) Revenue for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 includes $1,909,683, $2,224,273, $1,792,997, $828,978 and $51,030,
     respectively, of rental and other revenues from the Combined Entities that is included in the combined revenue on the Combined Statement of Operations. Equity in losses of Local Limited Partnerships in the years ended March 31, 1997, 1996, 1995, 1994 and 1993 does not include $(902,253), $608,681, ($857,248), ($549,275) and ($46,575), respectively, of income (losses) from the Combined Entities that have been combined with the Partnership's loss on the Combined Statement of Operations.

(D) Investment in Local Limited Partnerships includes capital contributions to Local Limited Partnerships that have been combined for financial reporting purposes, as well as capital contributions that have been made to Local Limited Partnerships that have subsequently been transferred.

 (E) At March 31, 1997, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities with an orginal cost amount of $418,435.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $111,574 for the year ended March 31, 1997. This increase is attributable to cash distributions received from Local Limited Partnerships and advances on a note payable from an affiliate. These are partially offset by cash used for operations, purchases of marketable securities and advances made to affiliates.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the
Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,494,000 have been paid from Reserves. This amount includes approximately $1,220,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,348,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,067,000 of operating funds to replenish Reserves. At March 31, 1997, approximately $482,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,220,000 noted above, the Partnership has also advanced approximately $625,000 to the Texas Partnerships and $324,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.



Cash Distributions

No cash distributions were made in the three years ended March 31, 1997. As of March 31, 1997, all required capital contributions have been made to Local Limited Partnerships. Based on the results of 1996 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1997 versus 1996

For the year ended March 31, 1997, Partnership operations resulted in a net loss of $7,208,441 as compared to a net loss of $5,440,551 for the year ended 1996. The increase in net loss is primarily attributable to a decrease in extraordinary gain on forgiveness of indebtness and the recognition of a provision for valuation of real estate by the Texas Partnerships. These increases are partially offset by a decrease in equity in losses.

The decrease in equity in losses of Local Limited Partnerships is a result of a decrease in rental operations and interest expenses at the Local Limited Partnerships. In addition, one of the Local Limited Partnerships contributed to a decrease in equity in losses due to a reallocation of the net loss between the Local and General Partners in 1996.

1996 versus 1995

For the year ended March 31, 1996, Partnership operations resulted in a net loss of $5,440,551 as compared to a net loss of $9,002,539 for the year ended 1995. The decrease in net loss is primarily attributable to a decrease in equity in losses, lower general and administrative expenses and cancellation of indebtedness income. In addition, for the year ended March 31, 1996, there was no adjustment to the provision for valuation of investments.

The decrease in equity in losses of Local Limited Partnerships is a result of an increase in unrecognized losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded the Partnership's total investments in these Local Limited Partnerships during the comparable periods. In addition, three of the Combining Entities had forgiveness of indebtedness income as a result of refinancing and restructuring.
The   Partnership   also   liquidated   its  interests  in  five  Local  Limited
Partnerships.

The decline in general and administrative expenses is primarily attributable to a reclassification of legal expenses paid out of Reserves on behalf of a Combined Entity now deemed collectible. In addition, overall expenses are lower due to no provision for valuation of investments in Local Limited Partnerships.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997. The Texas Partnerships had an impairment loss during the year ended December 31, 1996 because of the adoption of this new standard.

Low-Income Housing Tax Credits

The 1996, 1995 and 1994 Tax Credits per Unit for individuals were $136.50, $138.47 and $138.78, respectively. The 1996, 1995 and 1994 Tax Credits per Unit for corporations were $142.65, $144.62 and $144.95, respectively. The credits, which have stabilized, are expected to remain stable for the next four years, and then they are expected to decrease as certain properties reach the end of the ten-year credit period. The transfer of ownership of the Texas Partnerships will result in nominal recapture of tax credits since the Texas Partnerships represent only 2% of the Partnership's tax credits.

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

Property Discussions

Prior to the transfer of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated, and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial lease-up. Many of the remaining sixty-four Local Limited Partnerships in which the Partnership has invested have stable operations and are operating satisfactorily.

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

Operations are improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. However, as we previously reported, the Local General Partner is seeking bankruptcy protection. His reorganization plan is expected to be approved in 1997. If approved, the plan is not likely to materially affect property operations or the local General Partner's interest in the Partnership.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the property's mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner or Partnership affiliates to purchase the mortgage or negotiate a satisfactory workout agreement with the new lender. The Partnership's carrying value of this investment for financial reporting purposes is zero.

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas partnerships subject to their liabilities to unaffiliated entities in 1996. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining 8 properties. The new plan will transfer title to the remaining 8 properties to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the second or third quarter of 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.


Property Discussions (continued)

New on-site management and rent increases have resulted in a marked improvement in operations at Columbia. At 92%, occupancy is at its highest point in three years. The Local General Partner continues to work with the first mortgage lender and with HUD to renegotiate the property's debt. As a result of improved operations, the property is now covering its debt service from funds from operations.

South Holyoke, located in Holyoke, Massachusetts, continues to experience occupancy problems resulting from increased market competition and local economic conditions. The management agent, which is currently funding the deficits, is addressing these problems through a combination of increased advertising and community outreach and tighter expense monitoring and has requested additional SHARP subsidy from the local housing authority.

Waterfront and Shoreline, two Buffalo, New York properties, continue to experience operating difficulties due to a soft rental market, deferred maintenance and security issues. The Managing General Partner and Local General Partner have successfully negotiated a grant from the New York Mortgage Loan Corporation. The grant should be funded during 1998 and will be used to upgrade the curb appeal and overall physical condition of the properties and stabilize operations. The viability of these properties depends upon deficits being funded by the management agent until the receipt of the grant. Both properties currently carry cash flow mortgages with New York State.

As previously discussed, Regency and Rolling Hills in Dayton, Ohio have experienced ongoing operating difficulties as a result of low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in prolonged workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the bank in an attempt to prevent foreclosure, a workout was not achieved, and the titles were transferred on May 2, 1997 to the bank. This transfer will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of this investment for financial reporting purposes is zero.

As previously reported, Breckenridge Creste, located in Duluth, Georgia continues to operate below breakeven as a result of high increased vacancy, a weak rental market and deferred maintenance issues. The capital improvement plan has been implemented and should improve the curb appeal of the property. A special reserve account has been set up at the property level to hold funds for capital improvements and operating deficits. Expenditures from these funds are carefully monitored by property management and the Managing General Partner.


Inflation and Other Economic Factors

Inflation had no material impact on the Partnerships operations or financial condition for the years ended March 31, 1997, 1996 and 1995.

As some Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, the Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr. and Donna
C. Gibson, Vice Presidents of the Managing General Partner, resigned their positions effective June 30, 1995 and September 13, 1996, respectively.

The Managing General Partner was incorporated in August 1988. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

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

The other General Partner of the Partnership is Arch Street III Limited Partnership, a Massachusetts Limited Partnership ("Arch Street III L.P.") that was organized in August 1988. The General Partners of Arch Street III L.P. are Messrs. Howell, Haynsworth and Hawthorne.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 as a Vice President in the Real Estate Investment Marketing area and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of the Holy Cross (B.S.,1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of the Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1997, the following is the only entity known to the  Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                  Amount
Title of           Name and Address of          Beneficially            Percent
 Class                Beneficial Owner            Owned                of Class

Limited            AMP, Incorporated            10,000 Units               10%
Partner            P.O. Box 3608
                   Harrisburg, PA


The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 1997. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1997, Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 units sold to the public.

Except as described in the preceding paragraph, neither Arch Street III, Inc., Arch Street III L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.


The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

Information required under this Item is contained in Note 5 to the Combined Financial Statements presented in Item 14.

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

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1997 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.


Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees total 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2% of the gross offering proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1997 and 1996, deferred acquisition fees payable amounted to $337,500 and $450,000, respectively.

Payments made and expenses reimbursed in each of the three years ended March 31, 1997 are as follows:

                                         1997            1996            1995
                                       ----------      ----------    ----------

     Acquisition fees and expenses   $        -      $        -      $        -
     Deferred acquisition fees       $ 112,500       $   112,500     $  112,500

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $6,818 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee.

Asset Management Fees incurred in each of the three years ended March 31, 1997 are as follows:

                                      1997             1996                1995
                                  -------------   --------------       --------

     Asset management fees       $  450,678        $  447,110        $   435,572

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $51,956, $46,915 and $45,845 of fees earned by BFPM during 1996, 1995 and 1994, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1996, BFPM became the management agent of Breckenridge. Fees charged in each of the three years ended December 31, 1996 are as follows:


                                   1996               1995                1994
                                -----------         ----------          -------

     Property management fees   $  135,472          $   70,315        $ 177,185


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1997 are as follows:

                                      1997              1996                1995
                                   ----------          ----------       --------

     Salaries and benefits expense
      reimbursements              $  170,961          $  182,482      $  155,236

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1997.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (a) (2) Documents filed as a part of this Report.

In response to this portion of Item 14, the combined financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Combined Financial Statements and Schedules on page F-1 hereof.

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

(a)(3)        See Exhibit Index contained herein.

(a)(3)(b)   None.

(a)(3)(c)   Exhibits


Number and Description in Accordance with
Item 601 of Regulation S-K

   27.   Financial Data Schedule

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By:  Arch Street III, Inc.
           its Managing General Partner




     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

          Annual Report on Form 10-K for the Year Ended March 31, 1997
                                      Index


                                                                  Page No.
                                                               ------------

Report of Independent Accountants                                    F-2

Financial Statements

     Combined Balance Sheets - March 31, 1997 and 1996               F-3

     Combined Statements of Operations - For the Years Ended
       March 31, 1997, 1996 and 1995                                 F-4

     Combined Statements of Changes in Partners' Equity
       (Deficiency) - For the Years Ended March 31, 1997,
       1996 and 1995                                                 F-5

     Combined Statements of Cash Flows - For the Years Ended
       March 31, 1997, 1996 and 1995                                 F-6

     Notes to the Combined Financial Statements                      F-8

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation         F-24



Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III
(A Limited Partnership)

         We have audited the combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III (A Limited Partnership) ("BFQHIII") as of March 31, 1997 and 1996 and the related combined statements of operations, changes in partners' equity, and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K for the each of the three years in the period ended March 31, 1997. These financial statements and financial statement schedules are the responsibility of BFQHIII's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. In 1997 and 1996, 67% and 72% of total assets, respectively, and in 1997, 1996 and 1995, 54%, 88% and 52% of net loss, respectively, reflected in the combined financial statements of BFQHIII, relate to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of those Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of BFQHIII at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1997

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)



                  COMBINED BALANCE SHEETS - MARCH 31, 1997 AND 1996

                                                                        1997                    1996
                                                                   -------------            --------
Assets
Cash and cash equivalents                                          $     379,614            $    268,040
Marketable securities, at fair value (Note 3)                            331,319                 158,967
Accounts receivable, net                                                 175,669                  40,757
Interest receivable                                                       17,607                     740
Prepaid expenses                                                          40,019                  35,930
Tenant security deposits                                                  66,439                  67,011
Replacement reserves                                                     210,045                 168,335
Rental property at cost, net of accumulated
   depreciation and reserve for  valuation (Note 6)                   17,884,234              12,818,153
Investments in Local Limited Partnerships, net
   of reserve for valuation of $1,635,000
   in 1997 and 1996 (Note 4)                                          23,983,675              30,216,554
Deferred acquisition fees escrow (Note 5)                                337,500                 450,000
Deferred expenses, net of $111,038 and $31,836
   accumulated amortization in 1997 and 1996                             235,339                  93,479
Other assets                                                             130,130                  53,656
                                                                   -------------            ------------
Total Assets                                                       $  43,791,590             $44,371,622
                                                                   =============             ===========

Liabilities and Partners' Equity
Accounts payable to affiliates (Note 5)                            $   1,193,182            $    755,244
Accounts payable and accrued expenses                                    611,515                 471,328
Interest payable                                                         377,295                 186,550
Note payable - affiliate (Note 5)                                        514,968                  22,279
Security deposits payable                                                 82,054                  60,229
Due to affiliate (Note 8)                                                323,046                 323,046
Deferred acquisition fees payable (Note 5)                               337,500                 450,000
General partner advances (Note 9)                                        200,000                 200,000
Mortgage notes payable (Note 7)                                       11,754,415               7,006,101
                                                                   -------------            ------------
   Total Liabilities                                                  15,393,975               9,474,777
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                        1,053,122                 341,952
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                27,346,440              34,554,881
Net unrealized gains (losses) on marketable securities                    (1,947)                     12
                                                                   -------------            ------------
     Total Partners' Equity                                           27,344,493              34,554,893
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  43,791,590             $44,371,622
                                                                   =============             ===========

               The accompanying notes are an integral part of these combined financial statements.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                               1997              1996           1995
                                                            -----------     ------------     -------
Revenue:
   Rental                                                  $  1,764,258     $  1,982,497     $ 1,727,982
   Investment                                                    82,660           85,858          56,496
   Other                                                        272,679          150,906         142,026
                                                           ------------     ------------     -----------
     Total Revenue                                            2,119,597        2,219,261       1,926,504
                                                           ------------     ------------     -----------

Expenses:
   Asset management fees, related party (Note 5)                450,678          447,110         435,572
   General and administrative (includes reimbursements
    to affiliates of $170,961, $182,482, and $155,236,
    respectively) (Note 5)                                      611,810          841,989       1,167,244
   Bad debt expense                                               8,665           54,351               -
   Property management fees (Note 5)                            150,304           84,715         177,185
   Rental operations, exclusive of depreciation               1,387,909        1,488,464       1,549,436
   Interest expense (Notes 7 and 9)                             532,518          593,447         431,389
   Provision for valuation of investments
    in Local Limited Partnerships (Note 4)                            -                -         675,000
   Provision for valuation of real estate                     1,748,708                -               -
   Depreciation                                                 605,671          573,735         490,410
   Amortization                                                 182,875          179,003         192,490
                                                           ------------     ------------     -----------
     Total Expenses                                           5,679,138        4,262,814       5,118,726
                                                           ------------     ------------     -----------

Loss before equity in losses of Local Limited
   Partnerships and extraordinary item                       (3,559,541)      (2,043,553)     (3,192,222)

Equity in losses of Local Limited
   Partnerships (Note 4)                                     (3,624,984)      (4,670,063)     (5,818,976)

Minority interest in (income) losses of
   Local Limited Partnerships                                    27,679           (6,553)          8,659
                                                           ------------     ------------    ------------

Net Loss before extraordinary item                           (7,156,846)      (6,720,169)     (9,002,539)

Extraordinary gain (loss) on forgiveness
   of indebtedness (Note 12)                                    (51,595)       1,279,618               -
                                                           ------------     ------------    ------------

Net Loss                                                   $ (7,208,441)     $(5,440,551)    $(9,002,539)
                                                           ============      ===========     ===========

Net Loss Allocated:
   To General Partners                                     $    (72,084)    $    (54,406)   $    (90,025)
   To Limited Partners                                       (7,136,357)      (5,386,145)     (8,912,514)
                                                           ------------     ------------    ------------
                                                           $ (7,208,441)     $(5,440,551)    $(9,002,539)
                                                           ============      ===========     ===========

Net Loss before extraordinary item
   per Limited Partnership Unit (100,000 Units)            $     (70.85)    $     (66.53)   $     (89.13)
                                                           ============     ============    ============

Extraordinary item per Limited
   Partnership Unit (100,000 Units)                        $       (.51)    $      12.67$   -
                                                           ============     =================

Net loss per Limited
   Partnership Unit (100,000 Units)                        $     (71.36)    $     (53.86)   $    (89.13)
                                                           ============     ============    ===========

               The accompanying notes are an integral part of these combined financial statements.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                      FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                     Net
                                                       Initial       Investor    Unrealized
                                        General        Limited        Limited       Gains
                                       Partners       Partners       Partners     (Losses)        Total

Balance at March 31, 1994              $(385,866)      $5,000     $49,378,837     $(46,080)    $48,951,891

Net change in unrealized losses
    on marketable securities
    available for sale                         -            -               -       10,935          10,935

Net Loss                                 (90,025)           -      (8,912,514)           -      (9,002,539)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1995               (475,891)       5,000      40,466,323      (35,145)     39,960,287

Net change in unrealized losses
    on marketable securities
    available for sale                         -            -               -       35,157          35,157

Net Loss                                 (54,406)           -      (5,386,145)           -      (5,440,551)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1996               (530,297)       5,000      35,080,178           12      34,554,893

Net change in unrealized losses
    on marketable securities
    available for sale                         -            -               -       (1,959)         (1,959)

Net Loss                                 (72,084)           -      (7,136,357)           -      (7,208,441)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1997             $ (602,381)     $ 5,000    $ 27,943,821     $ (1,947)   $ 27,344,493
                                      ==========      =======    ============     ========    ============

               The accompanying notes are an integral part of these combined financial statements.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                           COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                               1997              1996          1995
                                                           ------------     ------------    -------

Net loss                                                   $ (7,208,441)     $(5,440,551)    $(9,002,539)
Adjustments to reconcile net loss to net
  cash used for operating activities:
   Equity in losses of Local Limited Partnerships             3,624,984        4,670,063       5,818,976
   Bad debt expense                                               8,665           54,351               -
   Provision for valuation of investments
     in Local Limited Partnerships                                    -                -         675,000
   Provision for valuation of real estate                     1,748,708                -               -
   Cancellation of indebtedness (income) loss                    51,595       (1,279,618)              -
   Cash distribution included in net loss                       (32,610)         (13,456)         (8,577)
   Replacement reserves                                          10,637          (66,521)        (11,503)
   Amortization and depreciation                                788,546          752,738         682,900
   (Gain) loss on sale of marketable securities                   1,291           (4,555)         66,613
   Minority interest in income (loss) of Local
    Limited Partnerships                                        (27,679)           6,553          (8,659)
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Other assets                                               (64,183)         104,653        (187,669)
     Accounts payable to affiliates                             428,633          408,603         407,029
     Accounts payable and accrued expenses                      241,354          376,480        (174,147)
                                                           ------------      -----------     -----------
Net cash used for operating activities                         (428,500)        (431,260)     (1,742,576)
                                                           ------------      -----------     -----------

Cash flows from investing activities:
   Advances to affiliates                                      (124,294)               -               -
   Purchases of marketable securities                          (273,754)      (1,700,979)     (2,799,575)
   Proceeds from sales and maturities of
     marketable securities                                       98,152        3,782,670       3,822,762
   Cash distributions received from Local
     Limited Partnerships                                       503,503          345,051         415,959
   Cash received upon assumption of General Partner
     interest in a Combined Entity                               18,364           43,646               -
   Adjustment to cash received
     upon assumption of General
     Partner interest in a Combined Entity                      (51,595)               -               -
   Decrease in deferred acquisition fee escrow                  112,500          112,506         112,500
   Payment of deferred acquisition fees                        (112,500)        (112,506)       (112,500)
   Additions to fixed assets                                    (70,940)        (245,961)       (161,889)
                                                           ------------      -----------     -----------
Net cash provided by investing activities                        99,436        2,224,427       1,277,257
                                                           ------------      -----------     -----------

               The accompanying notes are an integral part of these combined financial statements.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF CASH FLOWS (continued)
                  FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                               1997              1996          1995
                                                           ------------     ------------    -------

Cash flows from financing activities:
   Advances from developer                                            -                -           5,172
   Advances from general partner                                      -           50,397         216,039
   Payments to general partner                                        -         (173,500)              -
   Advances from mortgages payable                                    -                -         179,500
   Repayment of mortgage notes payable                          (87,574)        (158,404)        (32,418)
   Advances from affiliate                                       35,523                -               -
   Advances on notes payable, affiliate                         492,689           22,279               -
   Advances from developer                                            -           13,756               -
   Capital contributions received                                     -           14,522               -
   Repayment of Local Limited Partnership's mortgage                  -       (1,462,693)              -
   Repayment of notes receivable affiliate                            -           13,060               -
                                                           ------------      -----------     -----------
Net cash provided by (used for) financing activities            440,638       (1,680,583)        368,293
                                                           ------------      -----------     -----------

Net increase (decrease) in cash and
     cash equivalents                                           111,574          112,584         (97,026)

Cash and cash equivalents, beginning of year                    268,040          155,456         252,482
                                                           ------------      -----------     -----------

Cash and cash equivalents, end of year                     $    379,614      $   268,040     $   155,456
                                                           ============      ===========     ===========

Supplemental Disclosure:
   Cash paid for interest                                  $    360,491      $   646,380     $   463,131
                                                           ============      ===========     ===========


Non-cash disclosure:

   See Note 10 for discussion of the change in control of certain Texas Partnerships.

   See Note 11 for discussion of cancellation of indebtedness income.

               The accompanying notes are an integral part of these combined financial statements.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                  Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), most of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited
Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $99,610,000 ("Gross Proceeds"), net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. At March 31, 1997, the Managing General Partner has designated approximately $482,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income. For the years ended March 31, 1997, 1996 and 1995, the Partnership did not recognize $5,206,584, $5,122,569 and
$4,088,341, respectively, of equity losses relating to Local Limited Partnerships whose cumulative equity in losses and distributions exceeded their total investments.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                    Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investment in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1996, 1995 and 1994.

On August 26, 1992, an affiliate of the Partnership's Managing General Partner, BF Harbour View, Inc., became the Local General Partner of 241 Pine Street Associates, L.P. ("241 Pine Street"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of 241 Pine Street is now an affiliate of the Partnership, these combined financial statements include the detailed financial activity of 241 Pine Street for the years ended December 31, 1994, 1995 and 1996. All significant intercompany balances and transactions have been eliminated.

On April 2, 1993, an affiliate of the Managing General Partner, BF Willow Lake, Inc., became the Local General Partner of Willow Lake Partners II, L.P. ("Willow Lake"). BF Willow Lake, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Willow Lake is now an affiliate of the Partnership, these combined financial statements include the financial activity of Willow Lake for the years ended December 31, 1994, 1995 and 1996. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partner, BF Texas Limited Partnership, became an additional Local General Partner responsible for all management decisions in thirteen Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships was an affiliate of the Partnership, these combined financial statements include the financial activity of thirteen Texas Partnerships for the year ended March 31, 1995. During the year ended March 31, 1996, control of six of these Texas Partnerships were transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 10). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of five out of these six Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, one Texas Partnership is accounted for on the equity method and these combined financial statements include detailed financial activity of seven Texas Partnerships for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated.

On September 29, 1995, an affiliate of the Managing General Partner, BF Texas Limited Partnership, became the Local General Partner responsible for all management decisions in The Temple-Kyle L.P. ("The Kyle"). Since the Local General Partner of The Kyle is now an affiliate of the Partnership, these combined financial statements include the detailed financial activity of The Kyle for the period from October 1, 1995 through December 31, 1995 and for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

2.  Significant Accounting Policies (continued)

On August 20, 1996, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., became the Local General Partner responsible for all management decisions in Breckenridge Creste Apartments, L.P. ("Breckenridge Creste"). Since the Local General Partner of Breckenridge Creste is now an affiliate of the Partnership, these combined financial statements include the detailed financial activity of Breckenridge Creste for the period from September 1, 1996 through December 31, 1996. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of 241 Pine Street, Willow Lake, The Kyle, Breckenridge Creste and the seven combined Texas Partnerships on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein, the "Combined Entities" refers to 241 Pine Street, Willow Lake, The Kyle, Breckenridge Creste and the seven combined Texas Partnerships.

Cash Equivalents

Cash equivalents consist of short-term money market instruments with maturities when purchased of ninety days or less.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997. The Partnership recorded an impairment loss of $1,748,708 during the year ended March 31, 1997 related to the carrying values of the Texas Partnerships' properties (see Note 6).

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

Deferred Expenses

Willow Lake's deferred financing fees are amortized over 180 months, the term of the related debt, using the straight-line method.

Breckenridge's permanent loan costs are amortized over 10 years, the term of the related debt, using the straight-line method.

Breckenridge's compliance monitoring fees are amortized over the remaining 12-year term of the tax credit compliance period.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

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

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

               Notes to the Combined Financial Statements (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                              Cost               Gains            Losses        Value
Debt securities issued by
   the US Treasury                        $   288,740          $     22         $ (1,918)    $   286,844

Mortgage backed securities                     41,271                 -              (51)         41,220

Other debt securities                           3,255                 -                -           3,255
                                          -----------          --------         --------     -----------

Marketable Securities
   at March 31, 1997                      $   333,266          $     22         $ (1,969)    $   331,319
                                          ===========          ========         ========     ===========

Debt securities issued by
   the US Treasury                        $    39,392          $      -         $   (167)    $    39,225

Mortgage backed securities                     56,715               583                -          57,298

Other debt securities                          62,848                 -             (404)         62,444
                                          -----------          --------         --------     -----------

Marketable Securities
   at March 31, 1996                      $   158,955          $    583         $   (571)    $   158,967
                                          ===========          ========         ========     ===========


The contractual maturities at March 31, 1997 are as follows:

                                                                                                Fair
                                                                                 Cost           Value
Due in less than one year                                                    $    49,922     $    49,879
Due in one to five years                                                         242,073         240,220
Mortgage backed securities                                                        41,271          41,220
                                                                             -----------     -----------
                                                                             $   333,266     $   331,319
                                                                             ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities were approximately $98,000, $3,783,000 and $3,823,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $64 and gross losses of $1,355 which were realized on the sales during the year ended March 31, 1997, gross gains of $24,504 and gross losses of $19,949 which were realized on the sales during the year ended March 31, 1996 and gross gains of $3,167 and gross losses of $69,780 which were realized on the sales during the year ended March 31, 1995.


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-two Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

               Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, in the years ended March 31:

                                                                       1997               1996            1995
                                                                   -------------     ------------      -------
Capital contributions to Local Limited Partnerships
   and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                   $  65,667,604     $ 69,606,039      $ 70,650,910

Cumulative equity in loss of Local Limited  Partnerships
(excluding  cumulative unrecognized losses of $22,111,810,
     $17,117,633, and $11,683,993 at March 31,
   1997, 1996 and 1995, respectively)                                (43,991,055)    (42,375,049)      (37,465,458)

Cumulative cash distributions received from
   Local Limited Partnerships                                         (1,831,974)      (1,328,471)         (974,843)
                                                                   -------------     ------------      ------------

Investments in Local Limited Partnerships before adjustment           19,844,575       25,902,519        32,210,609

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                       7,143,344        7,154,323         7,154,323

   Accumulated amortization of acquisition fees and expenses          (1,369,244)      (1,205,288)       (1,035,575)
                                                                   -------------     ------------      ------------

Investments in Local Limited Partnerships                             25,618,675       31,851,554        38,329,357

Reserve for valuation of investments in
   Local Limited Partnerships                                         (1,635,000)      (1,635,000)       (1,635,000)
                                                                   -------------     ------------      ------------
                                                                   $  23,983,675     $ 30,216,554      $ 36,694,357
                                                                   =============     = ==========      ============

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities beginning on the date of combination) in which the Partnership has invested is as follows:

Summarized Balance Sheets - December 31,

                                                     1996                  1995                1994
                                                --------------         -------------      ---------
Assets:
   Investment property, net                      $ 179,058,410          $193,889,556      $  201,412,775
   Other assets, net                                13,158,108            14,776,669          14,739,376
   Current assets                                    5,977,538             6,462,299           6,424,091
                                                 -------------         -------------      --------------
     Total assets                                $ 198,194,056         $ 215,128,524      $222,576,242
                                                 =============         =============      ============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion     $ 172,051,946         $ 164,854,884      $  174,825,236
   Other liabilities                                13,276,728            14,753,253          16,879,186
   Current liabilities (includes current
    portion of mortgages payable)                   17,958,778            26,612,722          12,135,895
                                                 -------------         -------------      --------------
     Total liabilities                             203,287,452           206,220,859         203,840,317
                                                 -------------         -------------      --------------

Partners' Equity:
   Partnership's equity                             (4,360,195)            8,820,206          17,418,308
   Other partners' equity                             (733,201)               87,459           1,317,617
                                                 -------------         -------------      --------------
     Total partners' equity                         (5,093,396)            8,907,665          18,735,925
                                                 -------------         -------------      --------------
   Total liabilities and partners' equity        $ 198,194,056         $ 215,128,524      $222,576,242
                                                 =============         =============      ============

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                 Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized Income Statements - For
the year ended December 31,

Rental and other income                          $  29,724,298         $  32,565,287      $   31,203,382
                                                 -------------         -------------      --------------

Expenses:
   Operating expenses                               17,315,396            18,500,899          17,206,372
   Interest expense                                 14,652,969            16,243,002          15,805,646
   Depreciation and amortization                     8,365,838             8,593,392           8,707,622
                                                 -------------         -------------      --------------
     Total expenses                                 40,334,203            43,337,293          41,719,640
                                                 -------------         -------------      --------------

Net Loss                                         $ (10,609,905)        $ (10,772,006)     $(10,516,258)
                                                 =============         =============      ============

Partnership's share of net loss                  $  (8,798,958)        $  (9,778,580)     $   (9,898,740)
                                                 =============         =============      ==============
Other partners' share of net loss                $  (1,810,947)        $    (993,426)     $     (617,518)
                                                 =============         =============      ==============

For the years ended March 31, 1997, 1996 and 1995, the Partnership has not recognized $5,206,584, $5,122,569 and $4,088,341, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The summarized financial information of the Local Limited Partnerships above does not include 241 Pine Street and Willow Lake for the years ended December 31, 1996, 1995 and 1994. Thirteen of the Texas Partnerships are excluded for the year ended December 31, 1994. Seven of the Texas Partnerships are excluded for the years ended December 31, 1995 and 1996. The Kyle is excluded for the year ended December 31, 1996 and for the period October 1, 1995 through December 31, 1995. Breckenridge Creste is excluded for the period September 1, 1996 through December 31, 1996. The balance sheets and statements of operations of these Local Limited Partnerships are combined with the Partnership's financial statements through the date that these partnerships were controlled (see Note
10). As a result, this summarized information is not comparable from year to year.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(4,545,274) differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $19,844,575 principally because: the Partnership has not recognized $22,111,810 of equity losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; and distributions received from Local Limited Partnerships during the quarter ended March 31, 1997.


5.   Transactions with Affiliates

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1997 and 1996, deferred acquisition fees payable amounted to $337,500 and $450,000, respectively.

An affiliate of the Managing General Partner currently receives $6,818 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $450,678,
$447,110  and  $435,572,  for the years  ended  March 31,  1997,  1996 and 1995, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees and expenses equal $1,141,523 and $690,845 at March 31, 1997 and 1996, respectively.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                  Notes to the Combined Financial Statements (continued)

5.  Transactions with Affiliates (continued)

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $170,961, $182,482 and $155,236, respectively, that the Partnership has paid or will pay as reimbursement for salaries and benefits.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $51,956, $46,915 and $45,845 of fees earned by BFPM during 1996, 1995 and 1994, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1996, BFPM became the management agent of Breckenridge. Included in the Combined Statements of Operations is $135,472, $70,315 and $177,185 of property management fees charged by BFPM during 1996, 1995 and 1994, respectively. Payables to affiliates include $51,659 and $71,113 of property management fees at December 31, 1996 and 1995, respectively.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits. A non-interest bearing note was executed. As of March 31, 1997 and 1996, $514,968 and $22,279, respectively, was the outstanding balance due to an affiliate of the Managing General Partner.

The affiliate of the Managing General Partner has made a commitment to defer collection of past or future asset management fees, reimbursement of operating expenses and property management fees, and to defer collection of the $514,968 note described above, to the extent necessary to cover operating deficits of the Partnership.

6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at cost, the components of which are as follows at December 31:

                                                                        1996                    1995
                                                                   -------------            --------

   Land and improvements                                           $   1,375,504            $    492,599
   Building and improvements, net of reserve for valuation            21,390,249              14,816,483
   Equipment                                                             544,916                 543,316
                                                                   -------------            ------------
                                                                      23,310,669              15,852,398

   Less accumulated depreciation                                       5,426,435               3,034,245
                                                                   -------------            ------------
     Total                                                         $  17,884,234             $12,818,153
                                                                   =============             ===========

During the year ended December 31, 1996, an impairment loss of $1,748,708 was recognized on the real estate in the Texas Partnerships, which decreased the aggregate carrying value to $2,920,411. For the year ended December 31, 1996, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to the impairment loss) by $410,866. See Note 10 for further details on the liquidation of the interests in the Texas Partnerships.


7.   Mortgage Notes Payable

Willow Lake

The original mortgage note payable consists of a 9.25% per annum note due in monthly principal and interest installments of $22,878, maturing on February 1, 2005. The original loan is collateralized by a first deed of trust covering all real and personal property. The loan is also collateralized by an operating deficit escrow of $58,387 provided by the Local General Partners as security for the lender in the event of certain defaults under the mortgage loan agreement.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

                 Notes to the Combined Financial Statements (continued)

7.       Mortgage Notes Payable (continued)

At December 31, 1993, Willow Lake was in default of its principal and interest payments due under the mortgage agreement; however, the lender and Willow Lake executed a workout commitment letter in June of 1993 designed to address the default. On February 17, 1994, the parties closed the final workout agreement. The terms of the workout agreement which were effective June 1, 1993 include a reduction in the interest rates payable to 7.25% for the period from June 1, 1993 through May 1, 1995 and a reduction in the interest rates payable to 8.25% plus 95% of all net cash flows, as defined by the workout agreement, for the period from June 1, 1995 through May 1, 1996. Willow Lake resumed payments at the original contract rate of 9.25%. Under the terms of the workout agreement, the difference in the interest payments at the original contract rate of 9.25% and the reduced payment rates required over the term of the workout period shall be payable beginning with the expiration of the workout period over the remaining term of the note.

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

Principal payments required under the above mortgage note which has a balance at December 31, 1996 and 1995 of $2,744,825 and $2,764,469, respectively, for each of the next five years are as follows:

         Years Ending
           December 31,

              1997                             $    21,540
              1998                                  23,619
              1999                                  25,899
              2000                                  28,399
              2001                                  31,119

The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Willow Lake to a concentration of credit risk. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1997.

Texas Partnerships

The Texas Partnerships and RECD have entered into Interest Credit and Rental Assistance Agreements that have stated interest rates ranging from 9.5% to 7.25% and provide for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages) with maturities ranging from 2016 to 2030. All notes are collateralized by the respective properties. The principal balances of the Texas Partnerships' mortgages at December 31, 1996 and 1995 are $4,189,947 and $4,228,562, respectively. Due to the unavailability of similar loans, it is not practicable to determine the fair value of these notes at March 31, 1997.

The Kyle

The Kyle has a note payable to the Partnership which is eliminated in the accompanying combined financial statements. The note is due in monthly installments of $13,800, including interest at 7.82%, through June 1, 1997 and $17,600, including interest at prime plus 1%, from July 1, 1997 through its maturity date on June 1, 2005. The note is collateralized by the respective property. $1,423,253 and $1,454,127 is outstanding as of December 31, 1996 and 1995, respectively. The current value of this note approximates its fair value.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

          Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable (continued)

Breckenridge

Breckenridge's mortgage note payable consists of a 9.60% per annum note due in monthly principal and interest installments of $42,408, maturing on November 1, 2006. The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. Principal payments required under the above note, which has a balance at December 31, 1996 of $4,811,607, for each of the next five years and thereafter are as follows:

                Years Ending
                 December 31,

                     1997                     $   49,105
                     1998                         54,032
                     1999                         59,454
                     2000                         65,419
                     2001                         71,983

Breckenridge's second note payable bears no interest and is payable in annual installments of $2,679 until April 15, 1999. The outstanding balance at December 31, 1996 is $8,036.

Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1997.


8.   Due to affiliate

Under the terms of 241 Pine Street's development agreement, the Developer agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced are to be repaid by 241 Pine Street upon sale or refinancing of the property. The amount due to affiliate at December 31, 1996 and 1995 represents the net amount advanced to 241 Pine Street under this agreement. In connection with these events the Original General Partner was replaced by an affiliated entity of the Partnership . Therefore, the amount previously reported as due to developer has been reclassified as a due to affiliate. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1997.

9.   General partner advances

Prior to 1995, Willow Lake incurred debt of $662,306 payable to the former general partners and their affiliates for developer fees, Partnership advances and management fees. As a result of the settlement litigation in 1995, Willow Lake agreed to pay $173,500 and issued two promissory notes in the amount of $100,000 each. Both notes have an annual interest rate of 6% and are payable in full, both as to accrued interest and principal on January 1, 2005. Principal and interest on these notes are due and payable out of cash flow which began in June, 1996. If, in the event Willow Lake is unable to make a cash flow payment, the Partnership has guaranteed one note. The guarantee of the Partnership is an interest payment of $500 per month. The Partnership paid $5,000 for interest during the year ended March 31, 1997. The remaining debt ($288,806) was forgiven.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

              Notes to the Combined Financial Statements (continued)

10.    Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arm Housing were transferred prior to March 31, 1997. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining eight properties. The new plan will transfer title to the remaining eight properties to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the second or third quarter of calendar 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves.

For tax purposes, these events will result in both Section 1231 Gain and Cancellation of Indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, because the Texas Partnerships represent only 2% of the Partnership's tax credits.

11.    Litigation

Lone Oak Housing Associates, Ltd., as was previously reported, was the defendant in a lawsuit in which the plaintiff had alleged negligence and deceptive Trade Act violations. This litigation has been settled by the insurance carrier and the case dismissed.

Willow Lake Partners II, L.P. ("Willow Lake") is the defendant in a lawsuit relating to an earlier lawsuit involving Willow Lake. As part of the Partnership's settlement with the former management agent, Willow Lake gave the management agent two cash flow notes. The former management agent is now claiming that Willow Lake has cash flow (so payments should have been made on the notes) and it is the Partnership's position that the property is running a deficit. This litigation is not expected to have a material impact on the Partnership.

12.  Extraordinary Item

For the year ended March 31, 1996, the Partnership recognized $1,297,618 of cancellation of indebtedness income attributable to three combined entities who had restructured their debt. For the year ended March 31, 1997, the Partnership recognized $51,595 of loss which was an adjustment to the cancellation of indebtedness income in the previous year.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)
             Notes to the Combined Financial Statements (continued)


13.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the year ended December 31, 1996, 1995 and 1994 is as follows:

                                                            1997              1996               1995
                                                       --------------    -------------      ---------

Net loss per Combined Statement of Operations          $   (7,208,441)   $  (5,440,551)     $  (9,002,539)
   Provision for valuation of Investments in
     Local Limited Partnerships not taxable or
     deductible for tax purposes                                    -                -            675,000
   Operating expenses not deductible in
     current year for tax purposes                            483,083          452,028            132,652
   Other loss recognized for tax purposes but
     not recognized for book purposes                               -         (106,755)                 -
   Operating expenses paid in current year but
     expensed for financial reporting purposes
     in prior year                                                  -                -           (105,319)
   Amortization of acquisition fees and expenses
     not deductible for tax purposes                          167,201          168,519            182,006
   Adjustment to reflect March 31 fiscal year-
     end to December 31 tax year-end                         (120,542)          27,286            263,928
   Adjustment for equity in loss of Local Limited
     Partnerships for financial reporting purposes
     under equity in loss for tax purposes                  1,423,554       (1,091,105)          (242,083)
   Adjustment for equity in loss of Local
     Limited Partnerships not recognized for
     financial reporting purposes                          (5,206,584)      (5,122,569)        (4,088,341)
   Cash distribution included in loss for financial
     reporting purposes                                       (13,687)         (11,338)            (6,057)
   Other                                                      (30,462)               -                  -
                                                       --------------    -------------      -------------
Net loss for federal income tax purposes               $  (10,505,878)   $ (11,124,485)     $ (12,190,753)
                                                       ==============    =============      =============


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $ 23,983,675        $  6,130,762         $17,852,913
                                                       ============        ============        ============
   Other assets                                        $ 19,807,915        $ 15,029,786        $  4,778,129
                                                       ============        ============        ============
   Liabilities                                         $ 15,393,975        $    837,199        $ 14,556,776
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes, the Partnership combines the financial statements of eleven Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $25,330,000 greater than for financial reporting purposes, including approximately $22,112,000 of losses the Partnership has not recognized relating to twenty-six Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) the Partnership has provided a provision for valuation of $1,635,000 against three of its investments in Local Limited Partnerships for financial reporting purposes; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules

                                                  Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)
Assets
Cash and cash equivalents               $    213,008    $     166,606     $          -      $    379,614
Accounts receivable, net                     781,206          104,803         (710,340)          175,669
Interest receivable                           63,679                -          (46,072)           17,607
Notes receivable                           1,423,253                -       (1,423,253)                -
Prepaid expenses                               8,493           31,526                -            40,019
Tenant security deposits                           -           66,439                -            66,439
Investments in Local Limited
   Partnerships, net of reserve
     for valuation                        26,350,137                -       (2,366,462)       23,983,675
Marketable securities, at fair value         331,319                -                -           331,319
Replacement reserves                               -          210,045                -           210,045
Rental property at cost, net of
   accumulated depreciation                        -       17,884,234                -        17,884,234
Deferred acquisition fees escrow             337,500                -                -           337,500
Deferred expenses, net                             -          235,339                -           235,339
Other assets                                       -          130,130                -           130,130
                                        ------------    -------------     ------------      ------------
     Total assets                       $ 29,508,595    $  18,829,122     $ (4,546,127)     $ 43,791,590
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,141,523    $     761,999     $   (710,340)     $  1,193,182
Accounts payable and accrued
   expenses                                  170,111          441,404                -           611,515
Interest payable                                   -          423,367          (46,072)          377,295
Notes payable, affiliate                     514,968                -                -           514,968
Security deposits payable                          -           82,054                -            82,054
Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            337,500                -                -           337,500
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -       13,177,668       (1,423,253)       11,754,415
                                        ------------    -------------     ------------      ------------
     Total liabilities                     2,164,102       15,409,538       (2,179,665)       15,393,975
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -        1,053,122         1,053,122
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       27,346,440        3,419,584       (3,419,584)       27,346,440
Net unrealized losses on marketable
   securities                                 (1,947)               -                -            (1,947)
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               27,344,493        3,419,584       (3,419,584)       27,344,493
                                        ------------    -------------    -------------      ------------
     Total Liabilities and
        Partners' Equity                $ 29,508,595    $  18,829,122    $  (4,546,127)     $ 43,791,590
                                        ============    =============    =============      ============

(A) As of March 31, 1997.
(B) As of December 31, 1996 - see Note 2.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                             Statements of Operations

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                               $          -       $ 1,764,258       $        -     $  1,764,258
   Investment                                 75,919             6,741                -           82,660
   Other                                     217,453           138,684          (83,458)         272,679
                                        ------------      ------------      -----------     ------------
     Total Revenue                           293,372         1,909,683          (83,458)       2,119,597
                                        ------------      ------------      -----------     ------------

Expenses:
   Asset management fees,                    450,678                 -                -          450,678
     related party
   General and administrative                611,810                 -                -          611,810
   Bad debt expense                            8,665                 -                -            8,665
   Property management fees                        -           150,304                -          150,304
   Rental operations, exclusive
     of depreciation                               -         1,387,909                -        1,387,909
   Interest                                    5,000           610,976          (83,458)         532,518
   Provision for valuation of real estate          -         1,748,708                -        1,748,708
   Depreciation                                    -           605,671                -          605,671
   Amortization                              167,201            15,674                -          182,875
                                        ------------      ------------      -----------     ------------
     Total Expenses                        1,243,354         4,519,242          (83,458)       5,679,138
                                        ------------      ------------      -----------     ------------

Loss before equity in losses of Local
   Limited Partnerships and
   extraordinary item                       (949,982)       (2,609,559)               -       (3,559,541)

Equity in losses of Local Limited
   Partnerships                           (6,258,459)                -        2,633,475       (3,624,984)

Minority interest in losses of Local
   Limited Partnerships                            -                 -           27,679           27,679
                                        ------------      ------------      -----------     ------------

Net loss before extraordinary item        (7,208,441)       (2,609,559)       2,661,154       (7,156,846)

Extraordinary loss on
   forgiveness of indebtedness                     -           (51,595)               -          (51,595)
                                        ------------      ------------      -----------     ------------

Net Income (Loss)                       $ (7,208,441)     $ (2,661,154)     $ 2,661,154     $ (7,208,441)
                                        ============      ============      ===========     ============


(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996
- see Note 2.

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)

               Notes to the Combined Financial Statements (continued)

14.      Supplemental Combining Schedules (continued)

                                               Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations          Combined
                                           L.P. III (A)        Entities (B)                 (A)                 (A)

Net loss                                  $   (7,208,441)     $  (2,661,154)      $  2,661,154       $  (7,208,441)
Adjustments to reconcile net
  loss to net cash used for
  operating activities:
   Equity in losses of Local
     Limited Partnerships                      6,258,459                  -         (2,633,475)          3,624,984
   Bad debt expense                                8,665                  -                  -               8,665
   Provision for valuation of real estate              -          1,748,708                  -           1,748,708
   Cancellation of indebtedness loss                   -             51,595                  -              51,595
   Cash distribution included in
     net loss                                    (32,610)                 -                  -             (32,610)
   Replacement reserves                                -             10,637                  -              10,637
   Amortization and depreciation                 167,201            621,345                  -             788,546
   Loss on sale of marketable securities           1,291                  -                  -               1,291
   Minority interest in loss
     of Local Limited Partnerships                     -                  -            (27,679)            (27,679)
   Increase (decrease) in cash
     arising from changes in operating
     assets and liabilities:
     Other assets                                (57,277)            (6,906)                 -             (64,183)
     Accounts payable to affiliates              429,821             (1,188)                 -             428,633
     Accounts payable and accrued
     expenses                                     21,251            220,103                  -             241,354
                                          --------------      -------------       ------------       -------------

Net cash used for
   operating activities                         (411,640)           (16,860)                 -            (428,500)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Advances to affiliates                       (308,388)                 -            184,094            (124,294)
   Purchases of marketable securities           (273,754)                 -                  -            (273,754)
   Proceeds from sales and maturities
     of marketable securities                     98,152                  -                  -              98,152
   Cash distributions received from
     Local Limited Partnerships                  503,503                  -                  -             503,503
   Cash received upon assumption
     of General Partner interest
     in a Combined Entity                              -             18,364                  -              18,364
   Adjustment to cash received upon
     assumption of General Partner
     interest in a Combined Entity                     -            (51,595)                  -            (51,595)
   Decrease in deferred acquisition fee
     escrow                                      112,500                  -                  -             112,500
   Payment of deferred acquisition fee          (112,500)                 -                  -            (112,500)
   Additions to fixed assets                           -            (70,940)                 -             (70,940)
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   investing activities                           19,513           (104,171)           184,094              99,436
                                          --------------      -------------       ------------       -------------

------------------------------------------------------------------------------
               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
------------------------------------------------------------------------------
                             (A Limited Partnership)
             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                                         Statements of Cash Flows (continued)

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations      Combined
                                           L.P. III (A)        Entities (B)                 (A)                 (A)

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                          -           (105,388)            17,814             (87,574)
   Advances from affiliate                             -            219,617            184,094              35,523
   Advances on notes payable,
     affiliate                                   492,689                  -                  -             492,689
   Repayment of notes
     receivable, affiliate                        17,814                  -            (17,814)                  -
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                          510,503            114,229           (184,094)            440,638
                                          --------------      -------------       ------------       -------------

Net increase (decrease) in
   cash and cash equivalents                     118,376             (6,802)                 -             111,574

Cash and cash equivalents,
   beginning                                      94,632            173,408                   -            268,040
                                          --------------      -------------       -------------     --------------

Cash and cash equivalents,
   ending                                 $      213,008      $     166,606       $           -     $      379,614
                                          ==============      =============       =============     ==============


(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996
- see Note 2.






                                                            COST OF INTEREST          NET IMPROVEMENTS
                             NUMBER         TOTAL          AT ACQUISTION DATE           CAPTIALIZED
                                                       ----------------------------
                               OF          ENCUM-                  BUILDINGS AND       SUBSEQUENT TO
       DESCRIPTION            UNITS       BRANCES *      LAND      IMPROVEMENTS          ACQUISITON
----------------------------------------------------------------------------------------------------------

Multi-family residential property:

Harbour View                   122           9,549,824  $406,704       $11,193,508               $530,801
 Staten Island, NY
Willow Lake Apts**             132           2,744,825   100,000         5,143,801               (55,918)
 Kansas City, MO
West Dade I                    122           4,087,350   626,698         4,572,095                597,462
 Miami, FL
West Dade II                   209           8,367,742 1,213,707         8,416,939              2,527,205
 Miami, FL
Westwood Manor                 144           3,364,998   191,987         4,091,974                 90,504
 Flint, MI
Rolling Hills                  150           3,107,682    10,000         6,791,690                 26,155
 Dayton, OH
Regency Square                 140           3,301,775   150,000         6,777,207                 31,232
 Dayton, OH
Buffalo Shoreline              142           6,461,589   153,588         5,106,986                758,263
 Buffalo, NY
Buffalo Waterfront             472          23,125,955   202,452        17,775,357              2,324,251
 Buffalo, NY
Fox Run                        150           4,132,463   452,610         5,039,028                 96,162
 Victoria, TX
Boulevard II                   19              717,387         0           965,670                384,682
 Chicago, IL
The Colony                     300           8,639,305 1,298,638         8,814,688                186,010
 Columbia, SC
Boulevard IIA                  42            1,559,802    11,786         2,467,433                621,660
 Chicago, IL
Ashley Place                   96            2,826,469        10         3,951,009                862,321
 Orlando, FL
Admiral Court                  46            2,478,296    60,637         4,751,321                314,692
 Philadelphia, PA
Syracuse Apartments             8              241,402    17,669           289,821                  3,301
 Syracuse, KS
El Jardin                      236           6,859,190   742,000         8,480,839                200,862
 Davie, FL
Elmwood Delmar                 95            3,144,082    67,097         4,111,291                 50,856
 Aurora, CO
Crestwood Place**              24              365,986     5,000           458,287              (181,525)
 Bridgeport, TX
Willowick Apts**               60            1,150,688    10,956         1,455,934              (316,883)
 Gainesville, TX
Ellsworth Apartments           12              329,346    18,000           390,835                  1,647
 Ellsworth, KS
Satanta Apartments              8              224,206    23,593           264,336                      0
 Satanta, KS
Rossville Apartments           10              279,995    23,950           259,486                 68,583
 Rossville, KS
Columbia Town House            56            1,398,816   167,000           885,042              1,078,618
 Burlington, IA
Quarter Mill                   266           7,185,259 1,139,508         2,530,458             12,625,086
 Richmond, VA
One Main Place**               24              364,887    19,458           414,803              (114,334)
 Little Elm, TX
Pilot Point**                  40              545,266    24,805           575,107              (138,080)
 Pilot Point, TX
Sherwood Arms (A)               0                    0    32,439           658,300              (690,739)
 Keene, TX




                                                        COST OF INTEREST          NET IMPROVEMENTS
                        NUMBER        TOTAL            AT ACQUISTION DATE            CAPTIALIZED
                                                  ------------------------------
                          OF          ENCUM-                   BUILDINGS AND        SUBSEQUENT TO
     DESCRIPTION         UNITS      BRANCES *         LAND       IMPROVEMENTS        ACQUISITON
------------------------------------------------------------------------------------------------------

Multi-family residential property:

Crown Point (A)            0                    0     13,642            371,717             (385,359)
 Venus, TX
Godley Arms (A)            0                    0     26,156            250,345             (276,501)
 Godley, TX
South Holyoke             48            2,760,370    105,250          4,095,471             (157,457)
 South Holyoke, MA
Walker Woods              51            2,363,190    159,104          2,954,196             1,016,207
 Dover, DE
Shady Shores**            40              503,235     30,778            723,316              (91,390)
 Lake Dallas, TX
Eagle Wood Apts.          40            1,117,119          0          1,382,855                52,491
 Covington, TN
Georgetown II             50            1,744,693          0          1,079,160             1,726,090
 Georgetown, DE
Blue Mountain Apts.       217           9,912,154    618,994         14,308,698               154,034
 Boston, MA
Garden Plain              12              303,961     15,849            362,584                    54
 Garden Plain, KS
Fulton Apartments         24              801,697          0            985,000                35,000
 Fulton, KY
Lone Oak                  64              618,418     34,437            803,419                16,535
 Graham, TX
Hallett-West Apts.**      24              296,389     18,500            322,596                46,340
 Hallettsville, TX
Glenbrook (A)              0                    0     13,636            310,294             (323,930)
 St. Jo, TX
Eagles Nest**             90              963,496     49,340          1,153,573             (424,511)
 Decatur, TX
Billings Family           12              284,005     14,032            327,478                 2,855
 Billings, MO
Brownsville               28              788,041     31,000            980,353                 7,480
 Brownsville, TN
Wayne Senior              15              430,080     30,949            494,381                 1,215
 Wayne, NE
Longview                  14              399,642     29,710            461,233                 2,634
 Humboldt, KS
Horseshoe Bend            24              651,347     21,780            816,289                     0
 Horseshoe Bend, AR
Briarwood II              32            1,114,117    105,000          1,331,661                 8,587
 Lake Havasua, AZ
Quail Run (A)              0                    0      8,158            458,464             (466,622)
 Iowa Park, TX
Smithville                24              547,689     28,840            585,285                 1,057
 Smithville, MO
Aurora East               125           4,031,980    308,324          4,402,417               160,304
 Denver, CO
Elver Park II             56            1,702,679    348,138          2,509,630                15,617
 Madison, WI
Elver Park III            48            1,471,297    135,465            582,652             1,804,381
 Madison, WI
Tucson Trails             48            1,435,577    138,240            588,915             1,795,470
 Madison, WI
Tucson Trails II          48            1,442,356    138,240            281,704             2,104,333
 Madison, WI




                                                            COST OF INTEREST          NET IMPROVEMENTS
                              NUMBER        TOTAL          AT ACQUISTION DATE            CAPTIALIZED
                                                       ----------------------------
                                OF          ENCUM-                  BUILDINGS AND       SUBSEQUENT TO
        DESCRIPTION            UNITS      BRANCES *         LAND      IMPROVEMENTS       ACQUISITON
-----------------------------------------------------------------------------------------------------------

Multi-family residential property:

Pleasant Plaza                  125         12,449,423      303,775     15,691,150                  70,074
 Malden, MA
241 Pine Street**               50                   0      130,900      2,564,381             (1,451,679)
 Manchester, NH
Oak Grove                       24             563,397       35,000        169,708                 508,463
 Oak Grove, MO
Wood Creek                      104          3,366,957      475,000      4,203,585               1,398,056
 Calcium, NY
Breckenridge Creste**           164          4,819,643      845,000        811,111               7,479,926
 Duluth, GA
Bolivar Apartments              20             468,254       30,000        190,970                 360,983
 Boliver, MO
Lexington Civic                 24             819,752       15,000        650,260                 307,303
 Lexington, TN
Riverfront Apartments           200          7,711,792      140,333      9,845,838                 604,187
 Sunbury, PA
Susquehanna View                201          9,140,239      373,702     10,743,951                 597,386
 Camp Hill, PA
Westgate Associated             20             640,576       45,500        750,700                   1,478
 Perryville, AR
Altheimer Associates            20             599,724       10,000        725,429                   2,346
 Altheirmer, AR
The Temple-Kyle **              64           1,423,253       93,564        931,860               2,675,652
 Temple, TX
Diversey Square                 48           2,581,872       50,000      3,253,496                  77,249
 Chicago, IL
Poplar Village                  36           1,205,175       60,000      1,427,725                       0
 Cumberland, KY

                                        -------------------------------------------------------------------
                                           188,028,174   12,201,628    211,517,095              41,339,213

Less:  Combined Entities **               (13,177,668)  (1,328,301)   (14,554,769)             (7,427,598)

                                        ===================================================================
                                           174,850,506  $10,873,327   $196,962,326             $33,911,615
                                        ===================================================================



                                                                                            LIFE ON
                                                                                              WHICH
                          GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996                   DEPRECTIATION
                     --------------------------------------------------------------
                       LAND AND    BUIILDING AND                    ACCUMULATED      DATE   IS           DATE
                                                                                            COMPUTED
    DESCRIPTION      IMPROVEMENTS  IMPROVEMENTS       TOTAL         DEPRECIATON     BUILT    (YEARS)   ACQUIRED
-----------------------------------------------------------------------------------------------------------------
Multi-family residential
property:

Harbour View              406,704      11,724,309    $12,131,013         2,457,463     1990   5-40     09/29/89
 Staten Island, NY
Willow Lake Apts**        126,035       5,061,848      5,187,883         1,473,381     1989   5-40     12/20/89
 Kansas City, MO
West Dade I               626,698       5,169,557      5,796,255         1,549,000  Various   5-40     12/31/88
 Miami, FL
West Dade II            1,118,822      11,039,029     12,157,851         3,136,402  Various   5-40     12/31/88
 Miami, FL
Westwood Manor            191,987       4,182,478      4,374,465         1,438,879  Various   5-40     02/21/89
 Flint, MI
Rolling Hills              57,315       6,770,530      6,827,845         2,052,334     1969   5-40     03/13/89
 Dayton, OH
Regency Square            185,201       6,773,238      6,958,439         1,993,017     1963   5-40     03/13/89
 Dayton, OH
Buffalo Shoreline         153,588       5,865,249      6,018,837         1,882,066  Various   5-40     04/28/89
 Buffalo, NY
Buffalo Waterfront        202,452      20,099,608     20,302,060         6,461,172  Various   5-40     04/28/89
 Buffalo, NY
Fox Run                   484,554       5,103,246      5,587,800         1,372,844     1975   5-40     04/07/89
 Victoria, TX
Boulevard II               15,600       1,334,752      1,350,352           335,002     1920   5-40     04/04/89
 Chicago, IL
The Colony              1,323,009       8,976,327     10,299,336         3,674,667     1950   5-40     05/19/89
 Columbia, SC
Boulevard IIA              34,400       3,066,479      3,100,879           722,727  Various   5-40     04/04/89
 Chicago, IL
Ashley Place                   10       4,813,330      4,813,340         1,300,158     1989   5-40     06/23/89
 Orlando, FL
Admiral Court              60,637       5,066,013      5,126,650           891,810     1920   5-40     06/07/89
 Philadelphia, PA
Syracuse Apartments        17,669         293,122        310,791            91,143     1989   5-40     06/30/89
 Syracuse, KS
El Jardin                 742,000       8,681,701      9,423,701         2,326,736     1973   5-40     06/14/89
 Davie, FL
Elmwood Delmar             74,221       4,155,023      4,229,244         1,102,788     1957   5-40     05/16/89
 Aurora, CO
Crestwood Place**           5,000         276,762        281,762            95,762     1975   5-40     06/05/89
 Bridgeport, TX
Willowick Apts**           60,813       1,089,194      1,150,007           321,507     1975   5-40     06/30/89
 Gainesville, TX
Ellsworth Apartments       18,000         392,482        410,482           110,157     1975   5-40     07/19/89
 Ellsworth, KS
Satanta Apartments          7,500         280,429        287,929            80,908     1989   5-40     07/28/89
 Satanta, KS
Rossville Apartments       23,950         328,069        352,019            88,389     1990   5-40     07/28/89
 Rossville, KS
Columbia Town House       168,303       1,962,357      2,130,660           555,543     1990   5-40     07/28/89
 Burlington, IA
Quarter Mill            5,551,917      10,743,135     16,295,052         3,607,780     1990   5-40     08/02/89
 Richmond, VA
One Main Place**           20,424         299,503        319,927            93,227     1989   5-40     08/22/89
 Little Elm, TX
Pilot Point**              24,805         437,027        461,832           151,662     1989   5-40     08/22/89
 Pilot Point, TX
Sherwood Arms (A)               0               0              0                 0     1989    N/A     08/22/89
 Keene, TX

                                                                                         LIFE ON
                                                                                           WHICH
                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996                    DEPRECTIATION
                     --------------------------------------------------------
                       LAND AND    BUIILDING AND                ACCUMULATED     DATE    IS COMPUTED    DATE
    DESCRIPTION      IMPROVEMENTS  IMPROVEMENTS       TOTAL     DEPRECIATON    BUILT      (YEARS)    ACQUIRED
----------------------------------------------------------------------------------------------------------------

Multi-family residential
property:

Crown Point (A)                 0               0             0            0       1989     N/A      08/22/89
 Venus, TX
Godley Arms (A)                 0               0             0            0       1989     N/A      08/25/89
 Godley, TX
South Holyoke             105,250       3,938,014     4,043,264      836,577       1988    5-40      08/29/89
 South Holyoke, MA
Walker Woods              159,104       3,970,403     4,129,507      669,908       1990    5-40      08/30/89
 Dover, DE
Shady Shores**             61,487         601,217       662,704      155,663       1989    5-40      08/30/89
 Lake Dallas, TX
Eagle Wood Apts.           45,510       1,389,836     1,435,346      350,802       1990    5-40      09/06/89
 Covington, TN
Georgetown II                   0       2,805,250     2,805,250      522,451       1990    5-40      09/28/89
 Georgetown, DE
Blue Mountain Apts.       618,994      14,462,732    15,081,726    4,042,046    Various    5-40      09/29/89
 Boston, MA
Garden Plain               15,932         362,555       378,487      110,651       1990    5-40      08/09/89
 Garden Plain, KS
Fulton Apartments          28,000         992,000     1,020,000      246,458       1990    5-40      10/05/89
 Fulton, KY
Lone Oak                   34,437         819,954       854,391      131,356       1990    5-40      10/06/89
 Graham, TX
Hallett-West Apts.**       18,500         368,936       387,436       72,436       1989    5-40      11/20/89
 Hallettsville, TX
Glenbrook (A)                   0               0             0            0       1989     N/A      10/06/89
 St. Jo, TX
Eagles Nest**              49,340         729,062       778,402      231,402       1989    5-40      10/06/89
 Decatur, TX
Billings Family            14,070         330,295       344,365       96,815       1989    5-40      08/09/89
 Billings, MO
Brownsville                31,000         987,833     1,018,833      345,880       1989    5-40      08/09/89
 Brownsville, TN
Wayne Senior               30,949         495,596       526,545      110,746       1988    5-40      08/09/89
 Wayne, NE
Longview                   29,796         463,781       493,577      138,667       1988    5-40      10/13/89
 Humboldt, KS
Horseshoe Bend             21,780         816,289       838,069      288,436       1988    5-40      08/09/89
 Horseshoe Bend, AR
Briarwood II              105,000       1,340,248     1,445,248      443,708       1989    5-40      10/04/89
 Lake Havasua, AZ
Quail Run (A)                   0               0             0            0       1989     N/A      10/06/89
 Iowa Park, TX
Smithville                 29,253         585,929       615,182      166,709       1987    5-40      08/09/89
 Smithville, MO
Aurora East               308,324       4,562,721     4,871,045    1,985,059       1972    5-40      11/06/89
 Denver, CO
Elver Park II             348,138       2,525,247     2,873,385      616,198       1989    5-40      11/09/89
 Madison, WI
Elver Park III            217,507       2,304,991     2,522,498      480,654       1990    5-40      11/09/89
 Madison, WI
Tucson Trails             193,866       2,328,759     2,522,625      482,759       1990    5-40      11/22/89
 Madison, WI
Tucson Trails II          194,388       2,329,889     2,524,277      470,521       1990    5-40      11/23/89





                                                                                        LIFE ON
                                                                                         WHICH
                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996                  DEPRECTIATION
                     --------------------------------------------------------
                       LAND AND    BUIILDING AND                ACCUMULATED    DATE   IS COMPUTED     DATE
    DESCRIPTION      IMPROVEMENTS  IMPROVEMENTS       TOTAL     DEPRECIATON   BUILT     (YEARS)     ACQUIRED
---------------------------------------------------------------------------------------------------------------

Multi-family residential
property:

Pleasant Plaza            303,775      15,761,224    16,064,999    4,403,222     1989     5-40      12/01/89
 Malden, MA
241 Pine Street**         130,900       1,112,702     1,243,602      470,011     1988     5-40      12/04/89
 Manchester, NH
Oak Grove                  35,000         678,171       713,171      159,286     1991     5-40      11/24/89
 Oak Grove, MO
Wood Creek                842,496       5,234,145     6,076,641    1,573,085     1990     5-40      12/15/89
 Calcium, NY
Breckenridge              790,200       8,345,837     9,136,037    1,886,435     1990     5-40      12/19/89
Creste**
 Duluth, GA
Bolivar Apartments         30,000         551,953       581,953      140,368     1990     5-40      12/15/90
 Boliver, MO
Lexington Civic            15,000         957,563       972,563      180,520     1990     5-40      12/29/90
 Lexington, TN
Riverfront                140,333      10,450,025    10,590,358    2,003,411     1990     5-40      12/26/89
Apartments
 Sunbury, PA
Susquehanna View          373,702      11,341,337    11,715,039    2,247,259     1988     5-40      12/26/89
 Camp Hill, PA
Westgate Associated        20,000         777,678       797,678      193,612     1990     5-40      05/01/90
 Perryville, AR
Altheimer Associates       10,000         727,775       737,775      181,438     1990     5-40      04/18/90
 Altheirmer, AR
The Temple-Kyle **         88,000       3,613,076     3,701,076      474,948     1991     5-40      06/12/90
 Temple, TX
Diversey Square            50,000       3,330,745     3,380,745      849,812     1990     5-40      12/01/90
 Chicago, IL
Poplar Village             60,000       1,427,725     1,487,725      266,424     1991     5-40      12/30/90
 Cumberland, KY

                     --------------------------------------------------------
                       17,251,645     247,806,291   265,057,936   67,392,257

Less:  Combined       (1,375,504)    (21,935,164)  (23,310,668)  (5,426,434)
Entities **

                     ========================================================
                      $15,876,141    $225,871,127  $241,747,268  $61,965,823
                     ========================================================

The   aggregate   cost  for  Federal   Income  Tax  purposes  is   approximately
$270,527,000.

                 * Mortgage  notes  payable  generally  represent   non-recourse
                   financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

(A) During the year ended March 31, 1997, the Partnership has transferrred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(B) Balances at December 31, 1995 are restated to reflect that the properties previously stated as having been transferred at March 31, 1996 were transferred during the year ended March 31, 1997 and were accounted for on the equity method of accounting at March 31, 1996.



Summary of property owned and accumulated depreciation:

Property Owned  December 31, 1996                                Accumulated Depreciation  December 31,
                                                                 1996
---------------------------------------------------------------  -------------------------------------------
Balance at beginning of period                    $252,533,482   Balance at beginning of        $55,943,640
                                                                 period
  Additions during period:                                         Additions during period:
     Acquisitions through                 $0                          Eliminations - 1995         3,034,245
foreclosure
     Other                           226,465                          Eliminations - 1996       (5,426,434)
acquisitions
     Improvements                    623,525                          Properties disposed of      (421,819)
etc.                                                             (A)
                                -------------
                                                       849,990                                    8,836,191
                                                                 Depreciation
                                                                                               -------------
  Deductions during period:                                      Balance at close of period     $61,965,823
                                                                                               =============
     Cost of real estate and        (33,471)
fixed assets sold
     Eliminations - 1995          15,852,398
Combined entities
     Eliminations - 1996        (23,310,668)
Combined Entities
     Provision for valuation     (1,748,708)
of real estate
     Properties disposed of (A)  (2,395,755)
                                -------------
                                                  (11,636,204)
                                             ------------------
Balance at close of period                        $241,747,268
                                             ==================

Property Owned  December 31, 1995                                Accumulated Depreciation  December 31,
                                                                 1995
---------------------------------------------------------------  -------------------------------------------
Balance at beginning of period                    $248,571,597   Balance at beginning of        $47,158,822
                                                                 period
  Additions during period:                                         Additions during period:
     Acquisitions through                 $0                          Eliminations - 1994         2,653,279
foreclosure
     Other                            77,498                          Eliminations - 1995       (3,034,245)
acquisitions
     Improvements                  4,576,477                          Properties disposed of
etc.                                                             (B)                                      -
                                -------------
                                                     4,653,975                                    9,165,784
                                                                 Depreciation
                                                                                               -------------
  Deductions during period:                                      Balance at close of period     $55,943,640
                                                                                               =============
     Cost of real estate and         (1,408)
fixed assets sold
     Eliminations - 1994          15,161,716
Combined entities
     Eliminations - Combined    (15,852,398)
Entities
     Fixed assets of                       0
properties disposed of (B)
                                -------------
                                                     (692,090)
                                             ------------------
Balance at close of period                        $252,533,482
                                             ==================
Property Owned  December 31, 1994                                Accumulated Depreciation  December 31,
                                                                 1994
---------------------------------------------------------------  -------------------------------------------
Balance at beginning of period                    $248,131,413   Balance at beginning of        $38,641,221
                                                                 period
  Additions during period:                                         Additions during period:
     Acquisitions through                 $0                          Eliminations - 1993         2,163,088
foreclosure                                                      Combined entities
     Other                           139,171                          Eliminations - Combined   (2,653,279)
acquisitions                                                     Entities
     Improvements                    544,589                                                      9,007,792
etc.                                                             Depreciation
                                -------------                                                  -------------
                                                       683,760   Balance at close of period     $47,158,822
                                                                                               =============
  Deductions during period:
     Cost of real estate and        (81,907)
fixed assets sold
     Eliminations - 1993          15,000,047
Combined entities
     Eliminations - Combined    (15,161,716)
Entities
     Reclassification to                   0
intangible assets
                                -------------
                                                     (243,576)
                                             ------------------
Balance at close of period                        $248,571,597
                                             ==================

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1996
                       Reports of Independent Auditors

[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINIOS 60646
(773) 777-4445
FAX (773) 777-6557

INDEPENDENT AUDITOR'S REPORT

To the Partners of                                   HUD Field Office Director
DIVERSEY SQUARE ASSOCIATES II                         Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of DIVERSEY SQUARE ASSOCIATES II (An Illinois Limited Partnership), Project No. 071-35573, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DIVERSEY SQUARE ASSOCIATES II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



The supporting data included in this report shown on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements, and in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/FRIDUSS, LUKEE, SCHIFF & CO., P.C.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.                                 36-3087225
Certified Public Accountants                             Mr. Bruce C. Schiff
                                                         (773) 777-4445
Chicago, Illinois
January 30, 1997

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
Certified Public Accountants                             Mr. Bruce C. Schiff
                                                         (312) 777-4445
Chicago, Illinois
February 1, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1996, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 24, 1997

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

January 31, 1995

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-94007, as of December 31, 1996 and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-94007, as of December 31, 1996, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants

January 30, 1997

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

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants

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

/s/STARK TINTER & ASSOCIATES
February 5, 1995
Certified Public Accountants
Financial Consultants

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1996, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 30, 1997

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

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 30, 1996

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

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
February 5, 1995

[Letterhead]
[LOGO]
Dauby O'Conner & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates, L.P., (a New Hampshire Limited Partnership), as of December 31, 1996 and the related statement of income (loss), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates, L.P. as of December 31, 1996, and the results of its' operations for the year then ended in conformity with generally accepted accounting principles.

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


INDEPENDENT  AUDITORS'REPORT

To the Partners
Brownsville Associates, L.P.
Brownsville, Tennessee

We have audited the accompanying balance sheets of Brownsville Associates, L.P. (a Missouri limited partnership), Rural Development Case No.: 48-038-431399553 as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Brownsville Associates, L.P.'s internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
JANUARY 21, 1997

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


INDEPENDENT AUDTORS' REPORT

To the Partners
Briarwood Associates II, L.P.

We have audited the accompanying balance sheets of Briarwood Associates II, L.P. (a Missouri limited Partnership), Rural Development Case No.: 02-027-431303694 as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Associates II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997 on our consideration of Briarwood Associates II, L.P.'s internal control structure and a report dated February 10, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 8-9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s, P.A.
Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s,P.A.
TOPEKA, KANSAS
February 10, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 2, 1994

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Fulton Associates I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Fulton Associates I LP (A Limited Partnership), a FmHA Project, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Associates I LP (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Tennessee
February 10, 1997

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

Jackson, Tennessee
February 3, 1996

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Eaglewood VIII LP (A Limited Partnership), a FmHA Project, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eaglewood VIII LP (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information, as listed in the table of contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of the limited partnership's itnernal control structure and a report dated February 9, 1996 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 11, 1997

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of the limited partnership's itnernal control structure and a report dated February 9, 1996 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 9, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership III as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership III as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 15, 1997

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

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership II as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 14, 1997

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

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
Robert Ercolini & Company L.L.P.
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Telecoper (617) 426-5252

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership               HUD Area Office
Boston, Massachusetts                                    Boston, Massachusetts
We have  audited the  accompanying  balance  sheet of Blue  Mountain  Associates
Limited Partnership (a Massachusetts Limited Partnership), HUD Project No. 023-36609 as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of Blue Mountain Associates Limited Partnership's internal control structure, a report dated January 23, 1997 on its compliance with laws and regulations, and reports dated January 23, 1997 on its compliance with specific requirements applicable to HUD Programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 19) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, its fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Robert Ercolini & Company L.L.P.
Robert Ercolini & Company L.L.P.
January 23, 1997

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

/s/Robert Ercolini & Company
Robert Ercolini & Company
January 26, 1996

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners                        HUD Field Office Director
Boulevard Commons Limited Partnership                Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of Boulevard Commons Limited Partnership, Project No. 071-35592, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1996, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1997 on our consideration of Boulevard Commons Limited Partnership's internal control structure and reports dated January 17, 1997 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 15 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as whole.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 17, 1997

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

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 25, 1995

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants


INDEPENDENT AUDITORS' REPORT

To the Partners of
El Jardin of Davie, Ltd.
  (A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of El Jardin of Davie, Ltd. (FHA Project No. 066-10539-REF) as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of El Jardin of Davie, Ltd. (FHA Project No. 066-10539-REF) at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the US Department of Housing and Urban Development ("HUD"), we have also issued a report dated February 24, 1997, on our consideration of El Jardin of Davie, Ltd.'s internal control structure, and reports dated February 24, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 16 to 21 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of El Jardin of Davie, Ltd. (FHA Project No. 066-10539-REF). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

                      /s/BDO Seidman, LLP
                 Certified Public Accountants

Miami, Florida
February 24, 1997

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


/s/Deloite & Touche

February 24, 1994

[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Certified Public Accountants
2335 W. Andrew Johnson Highway
P.O. Box 727
Morriston, Tennessee 37815
Telephone (423) 586-4850
Fax (423) 581-8873

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

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership) as of December 31, 1996, and the related statements income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the July 1993 Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

General Partners
The Colony Apartments, L.P.                                          Page 2

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1997, on our consideration of The Colony Apartments, L.P.'s internal control structure and reports dated January 21, 1997, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in this report (shown on pages 26 to 35) is presented for the purpose of additional analysis and is not a required part of the financial statements of The Colony Apartments, L.P. Such information has been subjected to the same auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

We attest that our firm, Purkey, Carter, Compton, Swann & Carter, P.L.L.C. meets any legal requirements concerning registration by the State of South Carolina.

/s/Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
January 21, 1997

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

/s/Purkey, Carter, Compton, Swann & Carter
Purkey, Carter, Compton, Swann & Carter
January 21, 1995

[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Office 745-4545

Partners
Aurora Properties, Ltd.
d/b/a Aurora East Apartments
Aurora, Colorado

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Aurora Properties Ltd. d/b/a Aurora East Apartments, Project No. 101-10522 (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurora Properties Ltd., d/b/a Aurora East Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 3, 1997 on my consideration of Aurora Properties Ltd., d/b/a Aurora East Apartments, internal control structure and reports dated February 3, 1997 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD program.

/s/Larry O'Donnell, CPA, PC
Larry O'Donnell, CPA, PC
February 3, 1997
Federal Identification Number 84-1075467

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

/s/Larry O'Donnell, CPA, PC
Larry O'Donnell, CPA, PC
February 7, 1996
Federal Identification Number 84-1075467

[Letterhead]
[LOGO]
VMCHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants and Business Advisors


INDEPENDENT AUDITOR'S REPORT

To the Partners
Columbia Townhouse Associates Limited Partnership
Des Moines, Iowa

We have audited the accompanying balance sheets of Columbia Townhouse Associates Limited Partnership, HUD Project No. 074-35189, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Townhouse Associates Limited Partnership as of December 31, 1996 and
1995, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and reports, dated January 31, 1997, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1997

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1996

Other auditor information:
Lead Auditor - Michael W. McNichols
Federal ID Number- 42-1104473

[Letterhead]
[LOGO]
Fishbein & Company
Certified Public Accountants                              January 31, 1997

INDEPENDENT AUDITOR'S REPORT

Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of ADMIRAL HOUSING LIMITED PARTNERSHIP, as of December 31, 1996 and the related statement operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 9and 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Fishbein & Company P.C.

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


/s/Fegley & Associates
February 27, 1995

[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wimington, Delaware

We have audited the accompanying balance sheets of Georgetown Associates II, L.P., as of December 31, 1996 and December 31, 1995, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Associates II, L.P., as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 through 14) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Georgetown Associates II, L.P. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.
January 30, 1997

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

/s/Halbert, Katz & Co., P.C.
January 30, 1996

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Associates I LP (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of the limited partnership's internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 12, 1997

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 29, 1994

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership I as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership I as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 17, 1997

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

January 15, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership II as of December 31, 1996 and 1995, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership II as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.

January 17, 1997

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

/s/Suby, Von Haden & Associates, S.C.

January 15, 1996

[Letterhead]
[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Walker Woods Partners, L.P.
Dover, Delware 19901

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Walker Woods Partners, L.P. as of December 31, 1996 and 1995, and the statements of income, cash flows and owners' equity and for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Walker Woods Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.

/s/Patterson & Kelly, P.A.
Patterson & Kelly, P.A.


Dover, Delaware
February 15, 1997

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


Dover, Delaware
February 15, 1996

[Letterhead]
[LOGO]
Coopers
& Lybrand


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Waterfront Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Waterfront Limited Partnership, DHCR No.: UDC-13 as of December 31, 1996 and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' (deficiency) and cash flows as of December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, DHCR No.: UDC-13, as of December 31, 1996, and the results of its operations, the changes in partners' (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997 on our consideration of Waterfront Limited Partnership's internal control structure and a report dated February 10, 1997 on its compliance with laws and regulations.

/s/Coopers & Lybrand L.L.P

Boston, Massachusetts
February 10, 1997

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


/s/Reznick Fedder & Silverman

Boston, Massachusetts                  Federal Employer
February 6, 1996                               Identification Number:
                                           52-1088612

Audit Principal:  Richard H. Chamberlain

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. (FHA Project No. 066-94021) as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), we have also issued a report dated January 31, 1997, on our consideration of West Dade, Ltd.'s internal control structure, and reports dated January 31, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 31, 1997

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

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 13, 1995

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-94022) at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD") we have also issued a report dated January 31, 1997 on our consideration of West Dade, Ltd. II's internal control structure, and reports dated January 31, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 31, 1997

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

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 13, 1995

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
Wood Creek Associates

We have audited the balance sheets of Wood Creek Associates (A New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Wood Creek Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Wood Creek Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.

January 31, 1997

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

January 11, 1996

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 though 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the " Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated February 14, 1997 on our consideration of Westwood Manor Limited Dividend Housing Association Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                              Federal Employer
February 14, 1997                                       Indentification Number:
                                                                 52-1088612

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

Audit Principal:   Renee G. Scruggs

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants


Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004, as of December 31, 1996 and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Plaza Housing Limited Partnership at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1997, on our consideration of Pleasant Plaza Housing Limited Partnership's internal control structure, and a report dated February 9, 1997 on its compliance with laws and regulations.

/s/Pannell Kerr Forster PC

February 9, 1997

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

February 10, 1995

[Letterhead]
[LOGO]
Coopers
& Lybrand


REPORT OF INDEPENDENT ACCOUNANTS

To the Partners of Shoreline Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Shoreline Limited Partnership, DHCR No.: UDC-03, as of December 31, 1996, and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' capital deficit and cash flows for the year then ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Limited Partnership, DHCR No.: UDC-03 as of December 31, 1996, and the results of its operations, changes in partners' capital deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997 on our consideration of Shoreline Limited Partnership's internal control structure and a report dated February 10, 1997 on its compliance with laws and regulations.

/s/Coopers & Lybrand L.L.P

Boston, Massachusetts
February 10, 1997

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


/s/Reznick Fedder & Silverman

Boston, Massachusetts                  Federal Employer
January 31, 1995                               Identification Number:
                                           52-1088612

Audit Principal:  Richard H. Chamberlain

[Letterhead]
[LOGO]
MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners                                      Rural Development
Poplar Village, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Poplar Village, Ltd., (a limited partnership) Case No. 20-048-611170806, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poplar Village, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1997 on our consideration of Poplar Village, Ltd. 's internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the financial statements taken as a whole.

/s/Miller, Mayer, Sullivan, & Stevens


Lexington, Kentucky
January 31, 1997

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

/s/Joseph B. Cohan & Assoc PC


Worcester, Massachusetts
January 20, 1994

[Letterhead]
[LOGO]
SPAETH & BATTERBERRY, Ltd.  CPAs and Advisors


Report of Independent Certified Public Accountants

To the Partners
Rolling Hills Associates Limited Partnership

We have  audited the  accompanying  balance  sheet of Rolling  Hills  Associates
Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
 Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. However, the following conditions raise substantial doubt about its ability to continue as a going concern. As reflected in the accompanying financial statements, the Partnership has experienced net losses and negative cash flow from operations. In addition, as discussed in Note 1 to the financial statements, the Partnership defaulted on its HUD mortgage in 1992. In 1996, HUD sold the mortgage to Beal Bank. Also during 1996, the apartment project owned by the Partnership went into receivership which required that certain deposit accounts be transferred to a third-party management company. Since substantially all of the Partnership's assets are pledged as collateral for the mortgage note, the Partnership's ability to continue as a going concern and to realize its investment in assets through future operations has been seriously impaired.

As discussed in Note 2 to the financial statements, the Partnership is carrying property and equipment at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," these assets should be revalued at fair market value and an impairment loss recognized for the difference between fair market value and the carrying value. The effects on the financial statements are not reasonably determinable since management has not attempted to calculate fair market value. Because we believe that the adjustment would be material our present opinion on the 1995 financial statements, as presented herein, is different from that expressedin our previous report.

In our opinion, because of the effects of the matter discussed in the preceeding paragraph, the financial statements referred to in the first paragraph do not present fairly, in conformity with generally accepted accounting principles, the financial position of Rolling Hills Associates Limited Partnership as of December 31, 1996 and 1995, or the results of its operations or its cash flows for the years then ended.

/s/Spaeth & Batterberry, Ltd.
Certified Public Accountants

January 24, 1997

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

January 13, 1995

[Letterhead]
[LOGO]
Coopers
& Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates, L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1996, and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 27, 1997

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


/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 30, 1995

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants

INDEPENDENTS AUDITORS' REPORT

The Partners
Horseshoe Bend Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Horseshoe Bend Associates I, L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Bend Associates I, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1995 financial statements were compiled by us and our report thereon, dated February 6, 1996, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assuarance on them.

 /s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 10, 1997

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

/s/Haran & Associates Ltd
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892

January 25, 1994

[Letterhead]
[LOGO]
SPAETH & BATTERBERRY, Ltd.  CPAs and Advisors


Report of Independent Certified Public Accountants

To the Partners
Regency Square Limited Partnership


      We have audited the accompanying balance sheet of Regency Square Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. However, the following conditions raise substantial doubt about its ability to continue as a going concern. As reflected in the accompanying financial statements, the Partnership has experienced net losses and negative cash flow from operations. In addition, as discussed in Note 1 to the financial statements, the Partnership defaulted on its HUD mortgage in 1992. In 1996, HUD sold the mortgage to Beal Bank. Also during 1996, the apartment project owned by the Partnership went into receivership which required that certain deposits accounts be transferred to a third-party management company. Since substantially all of the Partnership's assets are pledged as collateral for the mortgage note, the Partnership's ability to continue as a going concern and to realize its investment in assets through future operations has been seriously impaired.

    As discussed in Note 2 to the financial statements, the Partnership is carrying property and equipment at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," these assets should be revalued at fair market value and an impairment loss recognized for the difference between fair market value and the carrying value. The effects on the financial statements are not reasonably determinable since management has not attempted to calculate fair market value. Because we believe that the adjustment would be material, our present opinion on the 1995 financial statements, as presented herein, is different from that expressed in our previous report.

    In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to in the first paragraph do not present fairly, in conformity with generally accepted accounting principles, the financial position of Regency Square Limited Partnership as of December 31, 1996 and 1995, or the results of its operations or its cash flows for the years then ended.

/s/Spaeth & Batterberry, Ltd.
Certified Public Accountants

January 24, 1997

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

/s/Deloitte & Touche LLP


January 13, 1995

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbour View Associates

We have audited the accompanying balance sheets of Harbour View Associates as of December 31, 1996 and 1995,and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note C to the financial statements, the Partnership has not recorded certain accrued interest on the mortgage payable in the accompanying financial statements which, in our opinion, should be accrued in order to conform with generally accepted accounting principles. If this interest were recorded, accrued interest payable would be increase by $122,803 and partners' deficit would be increased by $122,803 as of December 31, 1996.

In our opinion, except for the effects of not accruing certain interest on the mortgage as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position Harbour View Associates as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership is in default of its mortgage due to substantial losses from operations and the unauthorized withdrawal of funds by the former managing general partner and the former managing agent of the Partnership's property. These events raise substantial doubt about the Partnership's ability to continue as a going concern. The Management' plan regarding this matter is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Reznick Fedder & Silverman

Boston, Massachusetts                              Federal Employer
January 23, 1997                                       Identification Number:
                                                                 52-1088612

Audit Principal:   Phillip A. Weitzel

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

January 12, 1994

[Letterhead]
[LOGO]
PLANTE & MORAN

Independent Auditor's Report

To the Partners
Bridgeport Housing Associates, Ltd.
          (d/b/a Crestewood Place Apartments)

We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, LTD. ( a Texas limited partnership), as of December 31, 1996 and 1995, and the related statements operations, partners' equity , and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, LTD.
  as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Plante & Moran

February 12, 1997

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

 INDEPENDENT AUDITORS" REPORT

To the Partners
Wayne Senior Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Wayne Senior Housing, A Limited Partnership (a Kansas limited Partnership) Rural Development Case No. 32-090-481008237 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Wayne Senior Housing, A Limited Partnership as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Braunsdorf, Carlson, and Clinkinbeard, CPA's, P.A.

Braunsdorf, Carlson, and Clinkinbeard, CPA's, P.A.

Topeka, Kansas
January 21, 1997

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


/s/Braunsdorf, Carlson, and Clinkinbeard

Braunsdorf, Carlson, and Clinkinbeard, CPA's, P.A.

Topeka, Kansas
February 13, 1995

PAGE>
[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants Business Consultants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Willow Lake Partners II, L.P.

We have audited the accompanying balance sheet of Willow Lake Partners II, L.P., as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Willow Lake Partners II, L.P.
 as of December 31, 1996, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Reznick Fedder & Silverman

Boston, Massachusetts
January 16, 1997

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

We have audited the accompanying statements of financial position of River Front Apartments Limited Partnership, A Limited Partnership, PHFA Project No. R458-8E as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of River Front Apartments Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's managements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respect , in relation to the basic financial statements taken as a whole.

Riverfront Apartments Limited Partnerships

In accordance with Government Auditing Standards, we have issued a report dated January 22, 1997 on our consideration of the Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

/s/Deloitte & Touche LLP


January 22, 1997

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

In our opinion, such financial statements present fairly in all material respects, the financial position of Susquehanna View Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's managements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respect , in relation to the basic financial statements taken as a whole.

Page 2

In accordance with Government Auditing Standards, we have issued a report dated January 16, 1997 on our consideration of the Partnership's internal control structure and a report dated January 16, 1997 on its compliance with laws and regulations.



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