Form 10-Q
period 1997-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1997-08-13
CIK 839345

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended June 30, 1997
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/ Veronica J Curioso
Veronica J.Curioso
Assistant Controller





QH3-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Actof1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from                   to


For Quarter Ended      June 30, 1997      Commission file number       01-18462
                  -------------------                           ---------------

                Boston Financial Qualified Housing Tax Credits L.P. III
               (Exact name of registrant as specified in its charter)


                   Delaware                         04-3032106
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts          02110-1106
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

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1997 (Unaudited)
           and March 31, 1997                                              1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1997 and 1996                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1997          3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1997 and 1996                       4

         Notes to the Combined Financial Statements (Unaudited)            5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

PART II - OTHER INFORMATION

Items 1-6                                                                  13

SIGNATURE                                                                  14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


            COMBINED BALANCE SHEETS - June 30, 1997 and March 31, 1997


                                                                      June 30,                March 31,
                                                                        1997                    1997
                                                                     (Unaudited)
Assets

Cash and cash equivalents                                            $    422,420           $    379,614
Marketable securities, at fair value                                      406,598                331,319
Investments in Local Limited Partnerships, net (Note 1)                23,028,149             23,983,675
Accounts receivable, net                                                   59,737                175,669
Interest receivable                                                         5,951                 17,607
Prepaid expenses                                                           18,219                 40,019
Tenant security deposits                                                   69,749                 66,439
Replacement reserves                                                      214,681                210,045
Rental property at cost, net of accumulated
   depreciation                                                        17,693,122             17,884,234
Deferred acquisition fees escrow                                          337,500                337,500
Deferred expenses, net                                                    228,786                235,339
Other assets                                                              264,701                130,130
                                                                     ------------           ------------
     Total Assets                                                    $ 42,749,613           $ 43,791,590
                                                                     ============           ============

Liabilities and Partners' Equity

Accounts payable to affiliates                                       $  1,283,651           $  1,193,182
Accounts payable and accrued expenses                                     622,613                611,515
Interest payable                                                          444,351                377,295
Note payable, affiliate                                                   573,822                514,968
Security deposits payable                                                  82,626                 82,054
Due to affiliate                                                          323,046                323,046
Deferred acquisition fees payable                                         337,500                337,500
General Partner advances                                                  200,000                200,000
Mortgage notes payable                                                 11,721,805             11,754,415
                                                                     ------------           ------------
     Total Liabilities                                                 15,589,414             15,393,975
                                                                     ------------           ------------

Minority interest in Local Limited Partnerships                         1,057,911              1,053,122
                                                                     ------------           ------------

General, Initial and Investor Limited Partners' Equity                 26,102,293             27,346,440
Net unrealized losses on marketable securities                                 (5)                (1,947)
                                                                     ------------           ------------
     Total Partners' Equity                                            26,102,288             27,344,493
                                                                     ------------           ------------
     Total Liabilities and Partners' Equity                          $ 42,749,613           $ 43,791,590
                                                                     ============           ============

     The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                         1997                   1996
                                                                     -------------          --------
Revenue:
    Rental                                                           $     607,046          $    451,156
    Investment                                                               9,729                59,519
    Other                                                                  118,465                45,065
                                                                     -------------          ------------
      Total Revenue                                                        735,240               555,740
                                                                     -------------          ------------

Expenses:
    Asset management fees, related party                                   109,095               113,861
    General and administrative (includes
      reimbursements to affiliates of $58,855 and
      $45,344 in 1997 and 1996, respectively)                              122,829                80,382
    Bad debt                                                                11,836                     -
    Property management fees                                                42,225                22,133
    Rental operations, exclusive of depreciation                           459,904               277,122
    Interest                                                               247,776               227,403
    Depreciation                                                           191,112               113,217
    Amortization                                                            46,298                48,064
                                                                     -------------          ------------
      Total Expenses                                                     1,231,075               882,182
                                                                     -------------          ------------

Loss before equity in losses of
    Local Limited Partnerships                                            (495,835)             (326,442)

Equity in losses of Local Limited Partnerships                            (751,196)             (739,798)

Minority interest in losses of
    Local Limited Partnerships                                               2,884                 2,236
                                                                     -------------          ------------


Net Loss                                                             $  (1,244,147)         $ (1,064,004)
                                                                     =============          ============

Net Loss allocated:
    To General Partners                                              $     (12,441)         $    (10,640)
    To Limited Partners                                                 (1,231,706)           (1,053,364)
                                                                     -------------          ------------
                                                                     $  (1,244,147)         $ (1,064,004)
                                                                     =============          ============

Net Loss per Limited Partnership Unit
    (100,000 Units)                                                  $     (12.32)          $     (10.53)
                                                                     ============           ============

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1997

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners            Partners       (Losses)           Total

Balance at March 31, 1997             $ (602,381)      $ 5,000        $ 27,943,821    $  (1,947)     $  27,344,493

Net change in net unrealized
   losses on marketable
   securities available for sale               -             -                   -        1,942              1,942

Net Loss                                 (12,441)            -          (1,231,706)           -         (1,244,147)
                                      ----------       -------        ------------    ---------      -------------

Balance at June 30, 1997              $ (614,822)      $ 5,000        $ 26,712,115    $      (5)     $  26,102,288
                                      ==========       =======        ============    =========      =============

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996


                                                                          1997                     1996
                                                                      -------------             -------

Net cash used for operating activities                                $   (143,987)            $    (81,007)
                                                                      ------------             ------------

Cash flows from investing activities:
    Advances to affiliates                                                 (57,497)                       -
    Purchases of marketable securities                                    (124,573)                       -
    Proceeds from sales and maturities of
      marketable securities                                                 51,439                   26,411
    Cash distributions received from Local
      Limited Partnerships                                                 179,290                  216,126
    Additions to fixed assets                                                    -                     (670)
    Deposits to replacement reserves                                        (4,636)                 (29,373)
                                                                      ------------             ------------
       Net cash provided by investing activities                            44,023                  212,494
                                                                      ------------             ------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                    (32,610)                 (71,435)
Advances from affiliate                                                    116,526                   13,153
    Advances on notes payable, affiliate                                    58,854                        -
    Payments to developer                                                        -                   (5,172)
    Repayment of notes receivable, affiliate                                     -                   13,317
                                                                      ------------             ------------
       Net cash provided by (used for) financing activities                142,770                  (50,137)
                                                                      ------------             ------------

Net increase in cash and cash equivalents                                   42,806                   81,350

Cash and cash equivalents, beginning                                       379,614                  268,040
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    422,420             $    349,390
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                   Notes to the Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited  Partnerships at June
30, 1997, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  60,012,604

Cumulative equity in loss of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $22,165,501)                                                (38,488,460)

Cumulative cash distributions received from Local Limited Partnerships                            (2,011,264)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       19,512,880

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,455,925

   Accumulated amortization of acquisition fees and expenses                                      (1,305,656)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         24,663,149

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------

                                                                                               $  23,028,149

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1997 is $1,770,747. For the three months ended June 30, 1997, the Partnership has not recognized $1,026,583 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships subject to their liabilities, to unaffiliated entities in 1996. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining 8 properties. The new plan will transfer title to the remaining 8 properties to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the third quarter of 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the bank on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the bank in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of this investment for financial reporting purposes is zero.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined                           Combined
                                     L.P. III (A)        Entities (B)      Eliminations          (A)
Assets
Cash and cash equivalents               $    308,781    $     113,639     $          -      $    422,420
Marketable securities, at fair value         406,598                -                -           406,598
Investments in Local Limited
   Partnerships, net                      25,101,232                -       (2,073,083)       23,028,149
Accounts receivable, net                     826,867           59,737         (826,867)           59,737
Interest receivable                           23,507                -          (17,556)            5,951
Notes receivable                           1,423,253                -       (1,423,253)                -
Prepaid expenses                               7,077           11,142                -            18,219
Tenant security deposits                           -           69,749                -            69,749
Replacement reserves                               -          214,681                -           214,681
Rental property at cost, net of
   accumulated depreciation                        -       17,693,122                -        17,693,122
Deferred acquisition fees escrow             337,500                -                -           337,500
Deferred expenses, net                             -          228,786                -           228,786
Other assets                                       -          264,701                -           264,701
                                        ------------    -------------     ------------      ------------
     Total Assets                       $ 28,434,815    $  18,655,557     $ (4,340,759)     $ 42,749,613
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,250,618    $     859,900     $   (826,867)     $  1,283,651
Accounts payable and accrued
   expenses                                  170,587          452,026                -           622,613
Interest payable                                   -          461,907          (17,556)          444,351
Notes payable, affiliate                     573,822                -                -           573,822
Security deposits payable                          -           82,626                -            82,626
Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            337,500                -                -           337,500
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -       13,145,058       (1,423,253)       11,721,805
                                        ------------    -------------     ------------      ------------
     Total Liabilities                     2,332,527       15,524,563       (2,267,676)       15,589,414
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -        1,057,911         1,057,911
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       26,102,293        3,130,994       (3,130,994)       26,102,293
Net unrealized losses on marketable
   securities                                     (5)               -                -                (5)
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               26,102,288        3,130,994       (3,130,994)       26,102,288
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 28,434,815    $  18,655,557     $ (4,340,759)     $ 42,749,613
                                        ============    =============     ============      ============

(A) As of June 30, 1997.
(B) As of March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                      Boston Financial
                                     Qualified Housing
                                       Tax Credits         Combined                           Combined
                                       L.P. III (A)      Entities (B)      Eliminations          (A)

Revenue:
   Rental                               $          -       $   607,046       $        -     $    607,046
   Investment                                  8,025             1,704                -            9,729
   Other                                      69,735            48,730                -          118,465
                                        ------------       -----------       ----------     ------------
     Total Revenue                            77,760           657,480                -          735,240
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees, related party      109,095                 -                -          109,095
   General and administrative                122,829                 -                -          122,829
   Bad debt                                   11,836                 -                -           11,836
   Property management fees                        -            42,225                -           42,225
   Rental operations, exclusive
     of depreciation                               -           459,904                -          459,904
   Interest                                    1,500           246,276                -          247,776
   Depreciation                                    -           191,112                -          191,112
   Amortization                               39,745             6,553                -           46,298
                                        ------------       -----------       ----------     ------------
     Total Expenses                          285,005           946,070                -        1,231,075
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of Local
   Limited Partnerships                     (207,245)         (288,590)               -         (495,835)

Equity in losses of Local Limited
   Partnerships                           (1,036,902)                -          285,706         (751,196)

Minority interest in losses of Local
   Limited Partnerships                            -                 -            2,884            2,884
                                        ------------       -----------       ----------     ------------

Net Loss                                $ (1,244,147)      $  (288,590)      $  288,590     $ (1,244,147)
                                        ============       ===========       ==========     ============


(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined                               Combined
                                           L.P. III (A)        Entities (B)       Eliminations             (A)

Net cash used for
   operating activities                   $      (11,740)     $    (132,247)      $          -       $    (143,987)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Advances to affiliates                        (57,497)                 -                  -             (57,497)
   Purchases of marketable securities           (124,573)                 -                  -            (124,573)
   Proceeds from sales and maturities
     of marketable securities                     51,439                  -                  -              51,439
   Cash distributions received from
     Local Limited Partnerships                  179,290                  -                  -             179,290
   Deposits to replacement reserves                    -             (4,636)                 -              (4,636)
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   investing activities                           48,659             (4,636)                 -              44,023
                                          --------------      --------------      ------------       -------------

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                          -            (32,610)                 -             (32,610)
   Advances from affiliate                             -            116,526                  -             116,526
   Advances on notes payable,
     affiliate                                    58,854                  -                  -              58,854
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                           58,854             83,916                  -             142,770
                                          --------------      -------------       ------------       -------------

Net increase (decrease) in cash
   and cash equivalents                           95,773            (52,967)                 -              42,806

Cash and cash equivalents,
   beginning                                     213,008            166,606                   -            379,614
                                          --------------      -------------       -------------     --------------

Cash and cash equivalents,
   ending                                 $      308,781      $     113,639       $           -     $      422,420
                                          ==============      =============       =============     ==============


(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $42,806 from $379,614 at March 31, 1997 to $422,420 at June 30, 1997. This increase is attributable to net proceeds received from sales and maturities of marketable securities, cash distributions received from Local Limited Partnerships and advances from an affiliate. These are offset by the repayment of mortgage notes payable and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the
Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,513,000 have been paid from Reserves. This amount includes approximately $1,229,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,279,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,198,000 of operating funds to replenish Reserves. At June 30, 1997, approximately $606,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,229,000 noted above, the Partnership has also advanced approximately $678,000 to the Texas Partnerships and $328,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

Results of Operations

For the three months ended June 30, 1997, Partnership operations resulted in a net loss of $1,244,147 as compared to a net loss of $1,064,004 for the three months ended June 30, 1996. The increase in net loss is primarily attributable to an increase in rental operations and depreciation offset by an increase in rental revenue. These changes are the result of Breckenridge Creste's operations being combined with the Partnership; this occurred on August 20, 1996.

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

Operations continue to improve at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. However, as we previously reported, the Local General Partner is seeking bankruptcy protection. His reorganization plan is expected to be approved in 1997. If approved, the plan is not likely to materially affect property operations or the Local General Partner's interest in the Partnership.

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

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships subject to their liabilities, to unaffiliated entities in 1996. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan for the remaining 8 properties. The new plan will transfer title to the remaining 8 properties to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the third quarter of 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

New on-site management and rent increases have resulted in a marked improvement in operations at Columbia. Occupancy is stable at 100% as of June 30, 1996. The Local General Partner continues to work with the first mortgage lender and with HUD to renegotiate the property's debt. As a result of improved operations, the property is now covering its debt service from funds from operations.

South Holyoke, located in Holyoke, Massachusetts, continues to experience occupancy problems resulting from increased market competition and local economic conditions. The management agent, which is currently funding the deficits, is addressing these problems through a combination of increased advertising, community outreach and tighter expense monitoring. In addition, additional SHARP subsidy from the local housing authority has been requested.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Waterfront and Shoreline, two Buffalo, New York properties, continue to experience operating difficulties due to a soft rental market, deferred maintenance and security issues. The Managing General Partner and Local General Partner have successfully negotiated a grant from the New York Mortgage Loan Corporation. The grant should be funded during 1998 and will be usedto upgrade the curb appeal and overall physical condition of the properties as well as stabilize operations. Deficits continue to be funded by the management agent. As noted previously, the viability of the properties depends upon deficits until receipt of the grant. Both properties currently carry cash flow mortgages with New York State.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the bank on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the bank in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of this investment for financial reporting purposes is zero.

As previously reported, Breckenridge Creste, located in Duluth, Georgia continues to operate below breakeven as a result of high increased vacancy, a weak rental market and deferred maintenance issues. The capital improvement plan has been implemented and should improve the curb appeal of the property. A special reserve account was set up at the property level to hold funds for capital improvements and operating deficits. Expenditures from these funds are carefully monitored by property management and the Managing General Partner.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 13, 1997             BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                   CREDITS L.P. III

                                                 By: Arch Street III, Inc.,
                                                 its Managing General Partner




                                   /s/ Vinsent J. Constantini
                                   Vincent J. Costantini
                                   Treasurer and Chief Financial Officer