Form 10-Q
period 1997-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1997-11-13
CIK 839345

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended September 30, 1997
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller





QH3-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               --------------------

                                       OR

[   ]     TRANSITION REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended  September 30, 1997     Commission file number  01-18462
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


Registrant's telephone number, including area code (617) 439-3911
                                                  -----------------


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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - September 30, 1997 (Unaudited)
           and March 31, 1997                                                  1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1997 and 1996                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1997           3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1997 and 1996                        4

         Notes to the Combined Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

PART II - OTHER INFORMATION

Items 1-6                                                                     14

SIGNATURE                                                                     15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



           COMBINED BALANCE SHEETS - September 30, 1997 and March 31, 1997

                                                                   September 30,              March 31,
                                                                        1997                    1997
                                                                     (Unaudited)
Assets
Cash and cash equivalents                                            $    374,821           $    379,614
Marketable securities, at fair value                                      403,848                331,319
Investments in Local Limited Partnerships, net (Note 1)                22,351,139             23,983,675
Accounts receivable, net                                                  120,860                175,669
Interest receivable                                                         7,285                 17,607
Prepaid expenses                                                           47,071                 40,019
Tenant security deposits                                                   76,084                 66,439
Replacement reserves                                                      219,946                210,045
Rental property at cost, net of accumulated
   depreciation                                                        17,253,110             17,884,234
Deferred acquisition fees escrow                                          337,500                337,500
Deferred expenses, net                                                    222,234                235,339
Other assets                                                              299,217                130,130
                                                                     ------------           ------------
     Total Assets                                                    $ 41,713,115           $ 43,791,590
                                                                     ============           ============

Liabilities and Partners' Equity

Accounts payable to affiliates                                       $  1,380,973           $  1,193,182
Accounts payable and accrued expenses                                     842,213                611,515
Interest payable                                                          424,995                377,295
Note payable, affiliate                                                   514,968                514,968
Security deposits payable                                                  84,484                 82,054
Due to affiliate                                                          323,046                323,046
Deferred acquisition fees payable                                         337,500                337,500
General Partner advances                                                  200,000                200,000
Mortgage notes payable                                                 11,404,111             11,754,415
                                                                     ------------           ------------
     Total Liabilities                                                 15,512,290             15,393,975
                                                                     ------------           ------------

Minority interest in Local Limited Partnerships                         1,049,944              1,053,122
                                                                     ------------           ------------

General, Initial and Investor Limited Partners' Equity                 25,149,510             27,346,440
Net unrealized losses on marketable securities                              1,371                 (1,947)
                                                                     ------------           ------------
     Total Partners' Equity                                            25,150,881             27,344,493
                                                                     ------------           ------------
     Total Liabilities and Partners' Equity                          $ 41,713,115           $ 43,791,590
                                                                     ============           ============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Six Months Ended September 30, 1997 and 1996

                                                        Three Months Ended                  Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      1997              1996              1997             1996
                                                 --------------   ---------------   --------------     --------
Revenue:
   Rental                                         $    642,717     $     434,105     $  1,249,763      $    885,261
   Investment                                           11,546             7,843           21,275            67,362
   Other                                                40,909            82,874          159,374           127,939
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     695,172           524,822        1,430,412         1,080,562
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                109,095           113,861          218,190           227,722
   General and administrative (includes
     reimbursements to affiliates of $98,159
     and $45,344 in 1997 and 1996, respectively)       118,805           115,933          241,634           196,315
   Bad debt                                             52,331                 -           64,167                 -
   Rental operations, exclusive of depreciation        394,505           327,373          854,409           604,495
   Property management fees (Note 3)                    45,965            46,888           88,190            69,021
   Interest                                            216,925           221,306          464,701           448,709
   Depreciation                                        203,985           136,955          395,097           250,172
   Amortization                                         46,299            40,780           92,597            88,844
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                  1,187,910         1,003,096        2,418,985         1,885,278
                                                  ------------     -------------     ------------      ------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, loss on liquidation of interests in Local Limited Partnerships and
   extraordinary items                                (492,738)         (478,274)        (988,573)         (804,716)

Equity in losses of Local Limited Partnerships        (540,762)       (1,157,767)      (1,291,958)       (1,897,565)

Minority interest in losses of
   Local Limited Partnerships                            7,967             3,448           10,851             5,684

Loss on liquidation of interests in Local Limited
   Partnerships (Note 2)                                (5,416)                -           (5,416)                -
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary items                 (1,030,949)       (1,632,593)      (2,275,096)       (2,696,597)

Extraordinary gain on cancellation of
   indebtedness (Note 2)                                78,166                 -           78,166                 -

Extraordinary loss on forgiveness
   of indebtedness                                           -           (51,595)               -           (51,595)
                                                  ------------     -------------     ------------      ------------

Net Loss                                          $   (952,783)    $  (1,684,188)    $ (2,196,930)     $ (2,748,192)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $     (9,528)    $     (16,842)    $    (21,969)     $    (27,482)
   To Limited Partners                                (943,255)       (1,667,346)      (2,174,961)       (2,720,710)
                                                  ------------     -------------     ------------      ------------
                                                  $   (952,783)    $  (1,684,188)    $ (2,196,930)     $ (2,748,192)
                                                  ============     =============     ============      ============

Net Loss before extraordinary items per
   Limited Partnership Unit (100,000 Units)       $    (10.20)     $     (16.17)     $    (22.52)      $    (26.70)
                                                  ===========      ============      ===========       ===========

Extraordinary items per Limited Partnership
   Unit (100,000 Units)                           $        .77     $       (.51)     $        .77      $      (.51)
                                                  ============     ============      ============      ===========

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (9.43)     $     (16.68)     $    (21.75)      $    (27.21)
                                                  ===========      ============      ===========       ===========

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997

                                                                                             Net
                                                        Initial        Investor           Unrealized
                                        General         Limited         Limited            Gains
                                       Partners        Partners         Partners          (Losses)         Total
Balance at March 31, 1997             $ (602,381)      $ 5,000        $ 27,943,821    $  (1,947)     $  27,344,493

Net change in net unrealized
   losses on marketable
   securities available for sale               -             -                   -        3,318              3,318

Net Loss                                 (21,969)            -          (2,174,961)           -         (2,196,930)
                                      ----------       -------        ------------    ---------      -------------

Balance at September 30, 1997         $ (624,350)      $ 5,000        $ 25,768,860    $   1,371      $  25,150,881
                                      ==========       =======        ============    =========      =============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996


                                                                          1997                     1996
                                                                      -------------             -------

Net cash used for operating activities                                $   (129,377)            $   (177,233)
                                                                      ------------             ------------

Cash flows from investing activities:
    Advances to affiliates                                                 (52,009)                 (56,775)
    Purchases of marketable securities                                    (273,744)                 (49,376)
    Proceeds from sales and maturities of
      marketable securities                                                204,811                   37,677
    Cash distributions received from Local
      Limited Partnerships                                                 270,375                  319,442
    Purchase of rental property                                            (72,981)                 (43,748)
    Deposits to replacement reserves                                       (10,046)                 (13,986)
                                                                      ------------             ------------
       Net cash provided by investing activities                            66,406                  193,234
                                                                      ------------             ------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                    (61,707)                 (87,662)
    Advances from affiliate                                                119,885                   42,959
    Repayment of notes receivable, affiliate                                     -                   17,814
                                                                      ------------             ------------
       Net cash provided by (used for) financing activities                 58,178                  (26,889)
                                                                      ------------             ------------

Net decrease in cash and cash equivalents                                   (4,793)                 (10,888)

Cash and cash equivalents, beginning                                       379,614                  268,040
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    374,821             $    257,152
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                   Notes to the Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1997, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,851,809

Cumulative equity in loss of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $22,939,667)                                                (38,867,440)

Cumulative cash distributions received from Local Limited Partnerships                            (2,102,349)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       18,882,020

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,447,955

   Accumulated amortization of acquisition fees and expenses                                      (1,343,836)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         23,986,139

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                               $  22,351,139

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1997 is $3,184,339. For the six months ended September 30, 1997, the Partnership has not recognized $1,899,413 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships subject to their liabilities, to unaffiliated entities in 1996. Lone Oak Apartments and Hallet West Apartments were transferred on August 6, 1997 and September 23, 1997, respectively. Negotiations between the Managing General Partner, the Lender and prospective buyers continued through the past quarter resulting in the disposition of 5 more properties. If negotiations continue as expected, transfer of the remaining property will occur during the fourth quarter of 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $5,416 and extraordinary gain on cancellation of indebtedness of $78,166 were recognized in the period ended September 30, 1997 as a result of the transfer of Hallet West Apartments. No loss was incurred on the transfer of Lone Oak Apartments since it had previously been written to zero because its equity in losses exceeded its capital contributions.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a lender in HUD's August 1996 non-performing loan auction. Although negotiations continued with the lender in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of this investment for financial reporting purposes is zero.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined                           Combined
                                     L.P. III (A)        Entities (B)      Eliminations          (A)
Assets
Cash and cash equivalents               $    241,927    $     132,894     $          -      $    374,821
Marketable securities, at fair value         403,848                -                -           403,848
Investments in Local Limited
   Partnerships, net                      24,297,243                -       (1,946,104)       22,351,139
Accounts receivable, net                     826,545          120,860         (826,545)          120,860
Interest receivable                            8,271                -             (986)            7,285
Notes receivable                           1,423,253                -       (1,423,253)                -
Prepaid expenses                               5,662           41,409                -            47,071
Tenant security deposits                           -           76,084                -            76,084
Replacement reserves                               -          219,946                -           219,946
Rental property at cost, net of
   accumulated depreciation                        -       17,253,110                -        17,253,110
Deferred acquisition fees escrow             337,500                -                -           337,500
Deferred expenses, net                             -          222,234                -           222,234
Other assets                                       -          299,217                -           299,217
                                        ------------    -------------     ------------      ------------
     Total Assets                       $ 27,544,249    $  18,365,754     $ (4,196,888)     $ 41,713,115
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,359,713    $     847,805     $   (826,545)     $  1,380,973
Accounts payable and accrued
   expenses                                  181,187          661,026                -           842,213
Interest payable                                   -          425,981             (986)          424,995
Notes payable, affiliate                     514,968                -                -           514,968
Security deposits payable                          -           84,484                -            84,484
Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            337,500                -                -           337,500
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -       12,827,364       (1,423,253)       11,404,111
                                        ------------    -------------     ------------      ------------
     Total Liabilities                     2,393,368       15,369,706       (2,250,784)       15,512,290
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -        1,049,944         1,049,944
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       25,149,510        2,996,048       (2,996,048)       25,149,510
Net unrealized losses on marketable
   securities                                  1,371                -                -             1,371
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               25,150,881        2,996,048       (2,996,048)       25,150,881
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 27,544,249    $  18,365,754     $ (4,196,888)     $ 41,713,115
                                        ============    =============     ============      ============

(A) As of September 30, 1997.
(B) As of June 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1997

                                      Boston Financial
                                     Qualified Housing
                                       Tax Credits         Combined                           Combined
                                       L.P. III (A)      Entities (B)      Eliminations          (A)

Revenue:
   Rental                               $          -       $   642,717       $        -     $    642,717
   Investment                                  9,417             2,129                -           11,546
   Other                                      32,435            35,477                -           67,912
                                        ------------       -----------       ----------     ------------
     Total Revenue                            41,852           680,323                -          722,175
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees, related party      109,095                 -                -          109,095
   General and administrative                118,805                 -                -          118,805
   Bad debt                                   52,331                 -                -           52,331
   Rental operations, exclusive
     of depreciation                               -           394,505                -          394,505
   Property management fees                        -            45,965                -           45,965
   Interest                                    1,500           242,428                -          243,928
   Depreciation                                    -           203,985                -          203,985
   Amortization                               39,747             6,552                -           46,299
                                        ------------       -----------       ----------     ------------
     Total Expenses                          321,478           893,435                -        1,214,913
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of Local
   Limited Partnerships, minority interest,
   loss on liquidation of interests in
   Local Limited Partnerships and
   extraordinary item                       (279,626)         (213,112)               -         (492,738)

Equity in losses of Local Limited
   Partnerships                             (667,741)                -          126,979         (540,762)

Minority interest in losses of Local
   Limited Partnerships                            -                 -            7,967            7,967

Loss on liquidation of interests
   in Local Limited Partnerships              (5,416)                -                -           (5,416)
                                        ------------       -----------       ----------     ------------

Net Loss before extraordinary item          (952,783)         (213,112)         134,946       (1,030,949)

Extraordinary gain on cancellation
   of indebtedness                                 -            78,166                -           78,166
                                        ------------       -----------       ----------     ------------

Net Loss                                $   (952,783)      $  (134,946)      $  134,946     $   (952,783)
                                        ============       ===========       ==========     ============

(A) For the three months ended September 30, 1997.
(B) For the three months ended June 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1997

                                      Boston Financial
                                     Qualified Housing
                                       Tax Credits         Combined                           Combined
                                       L.P. III (A)      Entities (B)      Eliminations          (A)
Revenue:
   Rental                               $          -       $ 1,249,763       $        -     $  1,249,763
   Investment                                 17,442             3,833                -           21,275
   Other                                     102,170            84,207          (27,003)         159,374
                                        ------------       -----------       ----------     ------------
     Total Revenue                           119,612         1,337,803          (27,003)       1,430,412
                                        ------------       -----------       ----------     ------------

Expenses:
   Asset management fees, related party      218,190                 -                -          218,190
   General and administrative                241,634                 -                -          241,634
   Bad debt                                   64,167                 -                -           64,167
   Rental operations, exclusive
     of depreciation                               -           854,409                -          854,409
   Property management fees                        -            88,190                -           88,190
   Interest                                    3,000           488,704          (27,003)         464,701
   Depreciation                                    -           395,097                -          395,097
   Amortization                               79,492            13,105                -           92,597
                                        ------------       -----------       ----------     ------------
     Total Expenses                          606,483         1,839,505          (27,003)       2,418,985
                                        ------------       -----------       ----------     ------------

Loss before equity in losses of Local
   Limited Partnerships, minority
   interest, loss on liquidation of
   interests in Local Limited Partnerships
   and extraordinary item                   (486,871)         (501,702)               -         (988,573)

Equity in losses of Local Limited
   Partnerships                           (1,704,643)                -          412,685       (1,291,958)

Minority interest in losses of Local
   Limited Partnerships                            -                 -           10,851           10,851

Loss on liquidation of interests
   in Local Limited Partnerships              (5,416)                -                -           (5,416)
                                        ------------       -----------       ----------     ------------

Net Loss before extraordinary item        (2,196,930)         (501,702)         423,536       (2,275,096)

Extraordinary gain on cancellation
   of indebtedness                                 -            78,166                -           78,166
                                        ------------       -----------       ----------     ------------

Net Loss                                $ (2,196,930)      $  (423,536)      $  423,536     $ (2,196,930)
                                        ============       ===========       ==========     ============


(A) For the six months ended September 30, 1997.
(B) For the six months ended June 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined                               Combined
                                           L.P. III (A)        Entities (B)       Eliminations             (A)

Net cash used for
   operating activities                   $      (63,017)     $     (66,360)      $          -       $    (129,377)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Advances to affiliates                       (109,506)                 -             57,497             (52,009)
   Purchases of marketable securities           (273,744)                 -                  -            (273,744)
   Proceeds from sales and maturities
     of marketable securities                    204,811                  -                  -             204,811
   Cash distributions received from
     Local Limited Partnerships                  270,375                  -                  -             270,375
   Purchase of rental property                         -            (72,981)                 -             (72,981)
   Deposits to replacement reserves                    -            (10,046)                 -             (10,046)
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   investing activities                           91,936            (83,027)            57,497              66,406
                                          --------------      -------------       ------------       -------------

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                          -            (61,707)                 -             (61,707)
   Advances from affiliate                             -            177,382            (57,497)            119,885
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                                -            115,675            (57,497)             58,178
                                          --------------      -------------       ------------       -------------

Net increase (decrease) in cash
   and cash equivalents                           28,919            (33,712)                 -              (4,793)

Cash and cash equivalents,
   beginning                                     213,008            166,606                   -            379,614
                                          --------------      -------------       -------------     --------------

Cash and cash equivalents,
   ending                                 $      241,927      $     132,894       $           -     $      374,821
                                          ==============      =============       =============     ==============


(A) For the six months ended September 30, 1997.
(B) For the six months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $4,793 from $379,614 at March 31, 1997 to $374,821 at September 30, 1997. This decrease is attributable to cash used for operating activities and purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities. These decreases are offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,557,000 have been paid from Reserves. This amount includes approximately $1,264,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,238,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,243,000 of operating funds to replenish Reserves. At September 30, 1997, approximately $597,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,264,000 noted above, the Partnership has also advanced approximately $730,000 to the Texas Partnerships and $328,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

For the three and six months ended September 30, 1997, Partnership operations resulted in net losses of $952,783 and $2,196,930, respectively, as compared to net losses of $1,684,188 and $2,748,192 for the respective 1996 periods. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and extraordinary gain on cancellation of indebtedness for Hallet West Apartments. These decreases are offset by an increase in rental revenue and rental operations expense because Breckenridge Creste's operations were combined with the Partnership's effective September 1, 1996. The decrease in equity in losses of Local Limited Partnerships is a result of an increase in unrecognized losses relating to certain Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships are expected to continue. Five Texas Partnerships transferred during October, 1997, and the remaining one is also expected to transfer in the fourth quarter of 1997. Extraordinary gain on cancellation of indebtedness will be recognized for these transfers.

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

Operations had been improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency
(MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation by the end of the year. It is possible that fund reserves will be used to support the property until these issues can be resolved. As we previously reported, the Local General Partner is seeking bankruptcy protection. His reorganization plan is expected to be approved in 1997. If approved, the plan is not likely to materially affect property operations or the Local General Partner's interest in the Partnership.

Another property affected by the withdrawal of the SHARP subsidies is South Holyoke, located in Holyoke, Massachusetts. As previously reported, this property continues to experience occupancy problems resulting from increased market competition and local economic conditions. The management agent, which is currently funding the deficits, is addressing these problems through a combination of increased advertising, community outreach and tighter expense monitoring.

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

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in the disposition of seven more properties. If negotiations continue as expected, the transfer of the remaining property will occur during the fourth quarter of 1997. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

Operating deficits on Waterfront and Shoreline, two Buffalo, New York properties, continue as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General Partner and Local General Partner have successfully negotiated a grant from the New York
Mortgage Loan Corporation. The grant should be funded during 1998 and will be used to upgrade the curb appeal and overall physical condition of the properties as well as stabilize operations. Deficits continue to be funded by the management agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grant. Both properties currently carry cash flow mortgages with New York State.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the lender in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of this investment for financial reporting purposes is zero.

As previously reported, Breckenridge Creste, located in Duluth, Georgia, continues to operate below breakeven as a result of increased vacancy, a weak rental market and deferred maintenance issues. The capital improvement plan has been implemented and should improve the curb appeal of the property. A special reserve account was set up at the property level to hold funds for capital improvements and operating deficits. Expenditures from these funds are carefully monitored by property management and the Managing General Partner.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 14, 1997        BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                            By: Arch Street III, Inc.,
                                its Managing General Partner




                                /s/William E. Haynsworth
                                William E. Haynsworth
                                Managing Director, Vice President and
                                Chief Operating Officer