Form 10-Q
period 1997-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1998-02-12
CIK 839345

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended December 31, 1997
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller





QH3-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from           to


For Quarter Ended  December 31, 1997     Commission file number       01-18462
                  --------------------                          ---------------

 Boston Financial Qualified Housing Tax Credits L.P. III
(Exact name of registrant as specified in its charter)


 Delaware                                              04-3032106
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusett                         02110-1106
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1997 (Unaudited)
           and March 31, 1997                                                1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1997 and 1996                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1997         3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1997 and 1996                      4

         Notes to the Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



         COMBINED BALANCE SHEETS - December 31, 1997 and March 31, 1997

                                                                    December 31,              March 31,
                                                                        1997                    1997
                                                                      (Unaudited)

Assets

Cash and cash equivalents                                            $    156,413           $    379,614
Marketable securities, at fair value                                      288,358                331,319
Investments in Local Limited Partnerships, net of reserve
   for valuation of $1,635,000 (Note 1)                                21,449,235             23,983,675
Accounts receivable, net of allowance for bad
   debt of $292,860 and $46,702, respectively                             105,700                175,669
Interest receivable                                                         4,268                 17,607
Prepaid expenses                                                           22,035                 40,019
Tenant security deposits                                                   67,861                 66,439
Replacement reserves                                                      166,567                210,045
Rental property at cost, net of accumulated
   depreciation and reserve for valuation of $5,591,877
   and $7,175,143, respectively                                        15,484,934             17,884,234
Deferred acquisition fees escrow                                          225,000                337,500
Deferred expenses, net of $130,697 and $111,038
   of accumulated amortization, respectively                              215,680                235,339
Other assets                                                              267,888                130,130
                                                                     ------------           ------------
     Total Assets                                                    $ 38,453,939           $ 43,791,590
                                                                     ============           ============

Liabilities and Partners' Equity

Accounts payable to affiliates                                       $  1,494,772           $  1,193,182
Accounts payable and accrued expenses                                     710,205                611,515
Interest payable                                                          283,261                377,295
Note payable, affiliate                                                   514,968                514,968
Security deposits payable                                                  69,279                 82,054
Due to affiliate                                                          323,046                323,046
Deferred acquisition fees payable                                         225,000                337,500
General Partner advances                                                  200,000                200,000
Mortgage notes payable                                                  8,677,248             11,754,415
                                                                     ------------           ------------
     Total Liabilities                                                 12,497,779             15,393,975
                                                                     ------------           ------------

Minority interest in Local Limited Partnerships                           914,695              1,053,122
                                                                     ------------           ------------

General, Initial and Investor Limited Partners' Equity                 25,040,812             27,346,440
Net unrealized gains (losses) on marketable securities                        653                 (1,947)
                                                                     ------------           ------------
     Total Partners' Equity                                            25,041,465             27,344,493
                                                                     ------------           ------------
     Total Liabilities and Partners' Equity                          $ 38,453,939           $ 43,791,590
                                                                     ============           ============

 The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Nine Months Ended December 31, 1997 and 1996

                                                        Three Months Ended                  Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      1997              1996              1997             1996
                                                 --------------   ---------------   --------------     --------

Revenue:
   Rental                                         $    619,190     $     436,089     $  1,868,953      $  1,321,350
   Investment                                           10,176             4,401           31,451            71,763
   Other                                                34,287            24,568          193,661           152,507
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     663,653           465,058        2,094,065         1,545,620
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                109,095           113,861          327,285           341,583
   General and administrative (includes
     reimbursements to affiliates of $135,989
     and $115,671 in 1997 and 1996, respectively) 138,783          122,737           380,417           319,052
   Bad debt                                            690,469                 -          754,636                 -
   Rental operations, exclusive of depreciation        409,452           255,111        1,263,861           859,606
   Property management fees                             43,797            33,524          131,987           102,545
   Interest                                            212,401           122,584          677,102           571,293
   Depreciation                                        200,925           125,083          596,022           375,255
   Amortization                                         40,751            44,420          133,348           133,264
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                  1,845,673           817,320        4,264,658         2,702,598
                                                  ------------     -------------     ------------      ------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, loss on liquidation of interests in Local Limited Partnerships and
   extraordinary items                              (1,182,020)         (352,262)      (2,170,593)       (1,156,978)

Equity in losses of Local Limited Partnerships        (838,977)         (727,754)      (2,130,935)       (2,625,319)

Minority interest in losses of
   Local Limited Partnerships                          135,249             2,532          146,100             8,216

Loss on liquidation of interests in Local Limited
   Partnerships (Note 2)                               (12,835)                -          (18,251)                -
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary items                 (1,898,583)       (1,077,484)      (4,173,679)       (3,774,081)

Extraordinary gain on cancellation of
   indebtedness (Note 2)                             1,789,885                 -        1,868,051                 -

Extraordinary loss on forgiveness
   of indebtedness                                           -                 -                -           (51,595)
                                                  ------------     -------------     ------------      ------------

Net Loss                                          $   (108,698)    $  (1,077,484)    $ (2,305,628)     $ (3,825,676)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $     (1,087)    $     (10,775)    $    (23,056)     $    (38,257)
   To Limited Partners                                (107,611)       (1,066,709)      (2,282,572)       (3,787,419)
                                                  ------------     -------------     ------------      ------------
                                                  $   (108,698)    $  (1,077,484)    $ (2,305,628)     $ (3,825,676)
                                                  ============     =============     ============      ============

Net Loss before extraordinary items per
   Limited Partnership Unit (100,000 Units)       $    (18.80)     $     (10.66)     $    (41.32)      $    (37.36)
                                                  ===========      ============      ===========       ============

Extraordinary items per Limited Partnership
   Unit (100,000 Units)                           $     17.72      $          -      $     18.49       $     (0.51)
                                                  ===========      ============      ===========       ===========

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (1.08)     $     (10.66)     $    (22.83)      $    (37.87)
                                                  ===========      ============      ===========       ============

 The accompanying notes are an integral part of these combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners            Partners       (Losses)           Total

Balance at March 31, 1997             $ (602,381)      $ 5,000        $ 27,943,821    $  (1,947)     $  27,344,493

Net change in net unrealized
   losses on marketable
   securities available for sale               -             -                   -        2,600              2,600

Net Loss                                 (23,056)            -          (2,282,572)           -         (2,305,628)
                                      ----------       -------        ------------    ---------      -------------

Balance at December 31, 1997          $ (625,437)      $ 5,000        $ 25,661,249    $     653      $  25,041,465
                                      ==========       =======        ============    =========      =============

 The accompanying notes are an integral part of these combined financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996


                                                                          1997                     1996
                                                                      -------------             -------

Net cash provided by (used for) operating activities                  $   (185,016)            $     55,634
                                                                      ------------             ------------

Cash flows from investing activities:
    Advances to affiliates                                                (317,709)                (116,335)
    Purchases of marketable securities                                    (373,539)                 (74,188)
    Proceeds from sales and maturities of
      marketable securities                                                420,313                   58,983
    Cash distributions received from Local
      Limited Partnerships                                                 315,906                  423,644
    Decrease in deferred acquisition fee escrow                            112,500                  112,500
    Payment of deferred acquisition fee                                   (112,500)                (112,500)
    Purchase of rental property                                           (197,866)                 (55,554)
    Deposits to replacement reserves                                        35,020                     (330)
                                                                      ------------             ------------
       Net cash provided by (used for) investing activities               (117,875)                 236,220
                                                                      ------------             ------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                    (86,431)                (117,178)
    Advances from affiliate                                                149,119                   62,872
    Repayment of notes receivable, affiliate                                17,002                        -
                                                                      ------------             ------------
       Net cash provided by (used for) financing activities                 79,690                  (54,306)
                                                                      ------------             ------------

Net increase (decrease) in cash and cash equivalents                      (223,201)                 237,548

Cash and cash equivalents, beginning                                       379,614                  268,040
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    156,413             $    505,588
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1997 and 1996.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1997, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,851,809

Cumulative equity in loss of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $23,981,475)                                                (39,676,371)

Cumulative cash distributions received from Local Limited Partnerships                            (2,147,880)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       18,027,558

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,430,577

   Accumulated amortization of acquisition fees and expenses                                      (1,373,900)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         23,084,235

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                               $  21,449,235
                                                                                               =============

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1997 is $5,035,488. For the nine months ended December 31, 1997, the Partnership has not recognized $2,941,221 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships subject to their liabilities, to unaffiliated entities in 1996. Lone Oak Apartments, Hallet West Apartments and Lakeway Colony were transferred on August 6, 1997, September 23, 1997 and October 30, 1997, respectively. Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments were transferred on October 28, 1997. If negotiations continue as expected, transfer of the remaining property will occur during the first half of 1998. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $18,251 and extraordinary gain on cancellation of indebtedness of $1,868,051 were recognized in the period ended December 31, 1997 as a result of the transfer of Hallet West Apartments, Crestwood Place, Eagle Nest Apartments, Lakeway Colony, One Main Place and Pilot Point Apartments. No loss was incurred on the transfer of Lone Oak Apartments since it had previously been written to zero because its equity in losses exceeded its capital contributions.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a lender in HUD's August 1996 non-performing loan auction. Although negotiations continued with the lender in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of these investments for financial reporting purposes is zero.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined                           Combined
                                     L.P. III (A)        Entities (B)      Eliminations          (A)

Assets
Cash and cash equivalents               $     48,880    $     107,533     $          -      $    156,413
Marketable securities, at fair value         288,358                -                -           288,358
Investments in Local Limited
   Partnerships, net                      25,017,759                -       (3,568,524)       21,449,235
Accounts receivable, net                     453,784          105,700         (453,784)          105,700
Interest receivable                            4,268                -                -             4,268
Notes receivable                           1,406,251                -       (1,406,251)                -
Prepaid expenses                               4,247           17,788                -            22,035
Tenant security deposits                           -           67,861                -            67,861
Replacement reserves                               -          166,567                -           166,567
Rental property at cost, net of
   accumulated depreciation                        -       15,484,934                -        15,484,934
Deferred acquisition fees escrow             225,000                -                -           225,000
Deferred expenses, net                             -          215,680                -           215,680
Other assets                                       -          267,888                -           267,888
                                        ------------    -------------     ------------      ------------
     Total Assets                       $ 27,448,547    $  16,433,951     $ (5,428,559)     $ 38,453,939
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,482,331    $     466,225     $   (453,784)     $  1,494,772
Accounts payable and accrued
   expenses                                  184,783          525,422                -           710,205
Interest payable                                   -          283,261                -           283,261
Notes payable, affiliate                     514,968                -                -           514,968
Security deposits payable                          -           69,279                -            69,279
Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            225,000                -                -           225,000
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -       10,083,499       (1,406,251)        8,677,248
                                        ------------    -------------     ------------      ------------
     Total Liabilities                     2,407,082       11,950,732       (1,860,035)       12,497,779
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -          914,695           914,695
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       25,040,812        4,483,219       (4,483,219)       25,040,812
Net unrealized losses on marketable
   securities                                    653                -                -               653
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               25,041,465        4,483,219       (4,483,219)       25,041,465
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 27,448,547    $  16,433,951     $ (5,428,559)     $ 38,453,939
                                        ============    =============     ============      ============

(A) As of December 31, 1997. (B) As of September 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1997

                                      Boston Financial
                                     Qualified Housing
                                       Tax Credits         Combined                           Combined
                                       L.P. III (A)      Entities (B)      Eliminations          (A)

Revenue:
   Rental                               $          -       $   619,190       $        -     $    619,190
   Investment                                  8,344             1,832                -           10,176
   Other                                      86,394           (27,277)         (24,830)          34,287
                                        ------------       -----------     ------------     ------------
     Total Revenue                            94,738           593,745          (24,830)         663,653
                                        ------------       -----------     ------------     ------------

Expenses:
   Asset management fees, related party      109,095                 -                -          109,095
   General and administrative                138,783                 -                -          138,783
   Bad debt                                  690,469                 -                -          690,469
   Rental operations, exclusive
     of depreciation                               -           409,452                -          409,452
   Property management fees                        -            43,797                -           43,797
   Interest                                    1,500           235,731          (24,830)         212,401
   Depreciation                                    -           200,925                -          200,925
   Amortization                               34,197             6,554                -           40,751
                                        ------------       -----------     ------------     ------------
     Total Expenses                          974,044           896,459          (24,830)       1,845,673
                                        ------------       -----------     ------------     ------------

Loss before equity in income  (losses)
   of Local Limited  Partnerships,
   minority interest, loss on
   liquidation of interests in Local
   Limited Partnerships and
   extraordinary item                       (879,306)         (302,714)               -       (1,182,020)

Equity in income (losses) of Local
   Limited Partnerships                      783,443                 -       (1,622,420)        (838,977)

Minority interest in losses of Local
   Limited Partnerships                            -                 -          135,249          135,249

Loss on liquidation of interests
   in Local Limited Partnerships             (12,835)                -                -          (12,835)
                                        ------------       -----------     ------------     ------------

Net Loss before extraordinary item          (108,698)         (302,714)      (1,487,171)      (1,898,583)

Extraordinary gain on cancellation
   of indebtedness                                 -         1,789,885                -        1,789,885
                                        ------------       -----------     ------------     ------------

Net Income (Loss)                       $   (108,698)      $ 1,487,171     $ (1,487,171)    $   (108,698)
                                        ============       ===========     ============     ============

(A) For the three months ended December 31, 1997. (B) For the three months ended September 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1997

                                      Boston Financial
                                     Qualified Housing
                                       Tax Credits         Combined                           Combined
                                       L.P. III (A)      Entities (B)      Eliminations          (A)

Revenue:
   Rental                               $          -       $ 1,868,953    $           -     $  1,868,953
   Investment                                 25,786             5,665                -           31,451
   Other                                     188,564            56,930          (51,833)         193,661
                                        ------------       -----------     ------------     ------------
     Total Revenue                           214,350         1,931,548          (51,833)       2,094,065
                                        ------------       -----------     ------------     ------------

Expenses:
   Asset management fees, related party      327,285                 -                -          327,285
   General and administrative                380,417                 -                -          380,417
   Bad debt                                  754,636                 -                -          754,636
   Rental operations, exclusive
     of depreciation                               -         1,263,861                -        1,263,861
   Property management fees                        -           131,987                -          131,987
   Interest                                    4,500           724,435          (51,833)         677,102
   Depreciation                                    -           596,022                -          596,022
   Amortization                              113,689            19,659                -          133,348
                                        ------------       -----------     ------------     ------------
     Total Expenses                        1,580,527         2,735,964          (51,833)       4,264,658
                                        ------------       -----------     ------------     ------------

Loss before equity in losses of Local
   Limited  Partnerships,  minority
   interest, loss on liquidation of
   interests in Local Limited
   Partnerships and extraordinary item    (1,366,177)         (804,416)               -       (2,170,593)

Equity in losses of Local Limited
   Partnerships                             (921,200)                -       (1,209,735)      (2,130,935)

Minority interest in losses of Local
   Limited Partnerships                            -                 -          146,100          146,100

Loss on liquidation of interests
   in Local Limited Partnerships             (18,251)                -                -          (18,251)
                                        ------------       -----------     ------------     ------------

Net Loss before extraordinary item        (2,305,628)         (804,416)      (1,063,635)      (4,173,679)

Extraordinary gain on cancellation
   of indebtedness                                 -         1,868,051                -        1,868,051
                                        ------------       -----------     ------------     ------------

Net Income (Loss)                       $ (2,305,628)      $ 1,063,635     $ (1,063,635)    $ (2,305,628)
                                        ============       ===========     ============     ============

(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined                               Combined
                                           L.P. III (A)        Entities (B)       Eliminations             (A)

Net cash used for
   operating activities                   $     (116,595)     $     (68,421)      $          -       $    (185,016)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Advances to affiliates                       (427,215)                 -            109,506            (317,709)
   Purchases of marketable securities           (373,539)                 -                  -            (373,539)
   Proceeds from sales and maturities
     of marketable securities                    420,313                  -                  -             420,313
   Cash distributions received from
     Local Limited Partnerships                  315,906                  -                  -             315,906
   Decrease in deferred acquisition
     fee escrow                                  112,500                  -                  -             112,500
   Payment of deferred acquisition fee          (112,500)                 -                  -            (112,500)
   Purchase of rental property                         -           (197,866)                 -            (197,866)
   Deposits to replacement reserves                    -             35,020                  -              35,020
                                          --------------      -------------       ------------       -------------
Net cash used for
   investing activities                          (64,535)          (162,846)           109,506            (117,875)
                                          --------------      -------------       ------------       -------------

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                          -            (86,431)                 -             (86,431)
   Advances from affiliate                             -            258,625           (109,506)            149,119
   Repayment of notes receivable,
     affiliate                                    17,002                  -                  -              17,002
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                           17,002            172,194           (109,506)             79,690
                                          --------------      -------------       ------------       -------------

Net decrease in cash
   and cash equivalents                         (164,128)           (59,073)                 -            (223,201)

Cash and cash equivalents,
   beginning                                     213,008            166,606                   -            379,614
                                          --------------      -------------       -------------     --------------

Cash and cash equivalents,
   ending                                 $       48,880      $     107,533       $           -     $      156,413
                                          ==============      =============       =============     ==============


(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $223,201 from $379,614 at March 31, 1997 to $156,413 at December 31, 1997. This decrease is attributable to cash used for operating activities and purchases of rental property. These decreases are offset by cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs related to the Mod Rehab Issue as previously discussed. Additionally, professional fees relating to various property issues totaling approximately $1,559,000 have been paid from Reserves. This amount includes approximately $1,290,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships and the Partnership has paid approximately $1,196,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,262,000 of operating funds to replenish Reserves. At December 31, 1997, approximately $283,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,290,000 noted above, the Partnership has also advanced approximately $768,000 to the Texas Partnerships and $608,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

For the three and nine months ended December 31, 1997, Partnership operations resulted in net losses of $108,698 and $2,305,628, respectively, as compared to net losses of $1,077,484 and $3,825,676 for the respective 1996 periods. The decrease in net loss is primarily attributable to extraordinary gain on cancellation of indebtedness for Crestwood Place, Eagle Nest Apartments, Hallet West Apartments, Lakeway Colony, One Main Place and Pilot Point Apartments. The decrease is offset by an increase in bad debt expense due to the write off of accounts receivable from the transferred properties. The decrease in net losses is also offset by increases in rental operations, interest and depreciation expenses because Breckenridge Creste's operations were combined with the Partnership's effective September 1, 1996. One Texas Partnership is expected to transfer in the first quarter of 1998. Extraordinary gain on cancellation of indebtedness will be recognized for this transfer.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



Property Discussions

Prior to the transfer of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships which own and operate rental properties in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated, and twenty-seven properties, consisting of 1,614 units, were newly constructed. All of the properties have completed construction or rehabilitation and initial lease-up. Many of the remaining fifty-five Local Limited Partnerships in which the Partnership has invested have stable operations and are operating satisfactorily.

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

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, The Managing General Partner had negotiated a workout in 1994. The two year extension to this workout will expire on June 30, 1998. The Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief. The Local General Partner and the Management Agent are working together to increase rents and monitor property expenses.

As previously reported, operations had been improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation. It is possible that fund reserves will be used to support the property until these issues can be resolved. The Local General Partner is in negotiations with the MHFA to fund debt service deficits that had been covered by the SHARP mortgage subsidies and avoid a default on its mortgage. The Local General Partner believes it will cover the SHARP subsidy gap by increasing rents and some cost containments. In the meantime, The Local General Partner has negotiated a 1998 budget with the MHFA. However, further negotiations to resolve these issues with the MHFA, are expected in the first half of 1998. As we previously reported, the Local General Partner was seeking bankruptcy protection. His reorganization plan was approved in September 1997. The plan will not materially affect property operations or the Local General Partner's interest in the Partnership.

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


Property Discussions (continued)

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General Partner and Local General Partner have successfully negotiated a grant from the New York Mortgage Loan Corporation. The grant should be funded during 1998 and will be used to upgrade the curb appeal and overall physical condition of the properties as well as stabilize operations. Deficits continue to be funded by the management agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grant. Both properties currently carry cash flow mortgages with New York State.

Breckenridge Creste, located in Duluth, Georgia continues to operate below breakeven as a result of increased vacancy, a weak rental market and deferred maintenance issues. As previously reported, a capital improvement plan had been implemented to improve the curb appeal of the property. The capital improvements completed to date include exterior painting, exterior wood trim replacement, landscaping, laundry room decorating and improvements, pool repairs, gutter installation, interior unit rehab, carpet, vinyl floor and appliance replacements. A special reserve account was set up at the property level to hold funds for capital improvements and operating deficits. Expenditures from these funds are carefully monitored by property management and the Managing General Partner. Property management is currently preparing the 1998 budget and capital improvement plan.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the bank on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the bank in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title will result in a recapture tax in 1997 and the allocation of taxable income which will be reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of these investments for financial reporting purposes is zero.

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In 1997, The Managing General Partner transferred all of the assets of seven more of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Negotiations between the Managing General Partner, the Lender and a prospective buyer for the remaining property are continuing and a transfer is expected in the first quarter of 1998. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 13, 1998        BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                By: Arch Street III, Inc.,
                                    its Managing General Partner




                                /s/William E. Haynsworth
                                William E. Haynsworth
                                Managing Director, Vice President and
                                Chief Operating Officer