Form 10-K
period 1998-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1998-06-29
CIK 839345

June 29, 1998


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-K Annual Report for Year Ended March 31, 1998
        File Number 01-18462


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Dianne Groark
Dianne Groark
Assistant Controller

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

For the fiscal year ended                               Commission file number
March 31, 1998                                                      01-18462

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III (Exact name of registrant as specified in its charter)

      Delaware                                                04-3032106
----------------------                                    --------------------
(State of organization)                                      (I.R.S. Employer
                                                           Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                          02110-1106
--------------------------------------                           ----------
(Address of Principal executive office)                          (Zip Code)

Registrant's telephone number, including area code 617/439-3911
                                                   -----------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                              which registered
          -------------------                        -------------------------
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

                                                     Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                 $99,610,000 as of March 31, 1998

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

             ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998


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


PART III

  Item 10    Directors and Executive Officers
             of the Registrant                                         K-25
  Item 11    Management Remuneration                                   K-27
  Item 12    Security Ownership of Certain Beneficial
             Owners and Management                                     K-27
  Item 13    Certain Relationships and Related
             Transactions                                              K-27


PART IV

  Item 14    Exhibits, Financial Statement Schedule
             and Reports on Form 8-K                                   K-29

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

As described more fully under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, affiliates of the Managing General Partner assumed the Local General Partner interest in several Local Limited Partnerships in which the Partnership has invested: 1) BF Harbour View, Inc. assumed the Local General Partner interest in 241 Pine Street Associates L.P. ("241 Pine Street"); 2) BF Willow Lake, Inc. assumed the Local General Partner interest in Willow Lake Partners II, L.P. ("Willow Lake"); 3) BF Texas Limited Partnership was admitted as an additional Local General Partner to thirteen Local Limited Partnerships ("Texas Partnerships") and assumed the Local General Partner interest in the Temple Kyle, L.P., Ltd. (the "Kyle"); and 4) Boston Financial GP-I, LLC. assumed the Local General Partner interest in Breckenridge Creste Apartments, L.P. ("Breckenridge"). As a result, the Partnership is deemed to have control over 241 Pine Street, Willow Lake, the Texas Partnerships, the Kyle and Breckenridge (the "Combined Entities"), and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, these changes only affect the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner has transferred all of the assets of twelve Texas Partnerships subject to their liabilities to unaffiliated entities. As of March 31, 1998, the remaining Texas Partnership is presented in combined form.

The Partnership has invested as a limited partner in fifty-five other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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



                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                    (Unaudited)

Properties Owned by                                                                                         Date
Local Limited                                                                                             Interest
Partnerships                                                 Location                                      Acquired

West Dade                                                 Miami, FL                                        12/31/88
West Dade II                                              Miami, FL                                        12/31/88
Regency Square ***                                        Dayton, OH                                       03/13/89
Westwood Manor                                            Flint, MI                                        02/21/89
Rolling Hills ***                                         Dayton, OH                                       03/13/89
Boulevard Commons II                                      Chicago, IL                                      04/04/89
Boulevard Commons IIA                                     Chicago, IL                                      04/04/89
Fox Run Housing                                           Victoria, TX                                     04/07/89
Waterfront                                                Buffalo, NY                                      04/28/89
Shoreline                                                 Buffalo, NY                                      04/28/89
Colony Apartments*                                        Columbia, SC                                     05/19/89
Admiral Court                                             Philadelphia, PA                                 06/07/89
Crestwood**                                               Bridgeport, TX                                   06/05/89
Elmwood                                                   Aurora, CO                                       05/16/89
El Jardin                                                 Davie, FL                                        06/14/89
Ashley Place                                              Orlando, FL                                      06/23/89
Willowick**                                               Gainesville, TX                                  06/30/89
Kirkendall Heights                                        Ellsworth, KS                                    07/19/89
Bentley Hill                                              Syracuse, KS                                     06/30/89
Columbia Townhouses                                       Burlington, IA                                   07/28/89
Quartermill                                               Richmond, VA                                     08/02/89
Ponca Manor                                               Satanta, KS                                      07/28/89
Pearl Place                                               Rossville, KS                                    07/28/89
Crown Point**                                             Venus, TX                                        08/22/89
Godley Arms**                                             Godley, TX                                       08/25/89
Pilot Point**                                             Pilot Point, TX                                  08/22/89
Sherwood Arms**                                           Keene, TX                                        08/22/89
South Holyoke                                             Holyoke, MA                                      08/29/89
Walker Woods                                              Dover, DE                                        08/30/89
Lakeway Colony**                                          Lake Dallas, TX                                  08/30/89
One Main Place**                                          Little Elm, TX                                   08/22/89
Eaglewood                                                 Covington, TN                                    09/06/89
Harbour View*                                             Staten Island, NY                                09/29/89
Georgetown II                                             Georgetown, DE                                   09/28/89
Granite*                                                  Boston, MA                                       09/29/89
Garden Plain                                              Garden Plain, KS                                 08/09/89
Fulton                                                    Fulton, KY                                       10/05/89
Lone Oak**                                                Graham, TX                                       10/06/89
Hallet West**                                             Hallettsville, TX                                11/20/89



Properties Owned by                                                                                         Date
  Local Limited                                                                                            Interest
  Partnerships                                       Location                                              Acquired

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

** As of March 31, 1998, the Managing General Partner has transferred all of the assets of twelve of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfer of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Crestwood Place, Eagle Nest Apartments, One Main Place, Pilot Point Apartments and Lakeway Colony were effective February 21, 1996, February 21, 1996, June 7, 1996, July 3, 1996, November 26, 1996, August 6, 1997, September 23, 1997,
      October 28, 1997,  October 28, 1997, October 28, 1997, October 28, 1997
      and October 30, 1997, respectively. The Partnership plans to transfer title to the one remaining Texas Partnership (Willowick Apartments) to unaffiliated buyers. If negotiations continue as expected, this transfer will occur in July 1998. In the meantime, operating deficits continue to be funded from Partnership Reserves.

*** As of March 31, 1998, the titles of Rolling Hills and Regency Square were transferred to the lender. The transfers were effective May 2, 1997.

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

With the exception of the Combined Entities, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited
Partnerships: (i) Boulevard Commons II and Boulevard Commons IIA, representing 2.47%, have Carroll Properties, Inc. and Robert King as Local General Partners;
(ii) Ellsworth, Syracuse, Satanta, Rossville, Humbolt, Smithville, Brownsville, Briarwood, Billings, Garden Plain, Wayne, Horseshoe Bend, Bolivar, Oak Grove, Westgate and Altheimer, representing 2.39%, have The Lockwood Group as Local General Partner; (iii) Elver Park II, Elver Park III, Tucson Trails I and Tucson Trails II, representing 6.38%, have Gorman Associates as Local General Partner;
(iv) Riverfront Apartments and Susquehanna View, representing 6.07%, have NCHP as Local General Partner; (v) West Dade and West Dade II, representing 6.62%, have Romat, Inc. and Arbor, Inc., respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (vi) Elmwood and Fox Run, representing 3.94%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vii) Eaglewood, Lexington and Fulton, representing .77%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (viii) Waterfront and Shoreline, representing 6.80%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in fifty-five Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Willow Lake, Breckenridge, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 98%,97%, 49% and 48.96%, respectively.

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



                                                     Capital Contributions

                                                           Total         Total         Mtge. Loans
Local Limited Partnership                 Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                               of             March          March      at December 31,   Type of            March
Property Location                         Apt. Units       31, 1998     31, 1998          1997        Subsidy*            31, 1998
---------------------------------------- ------------ ---------------  ------------ ---------------- ------------   ----------------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                122          $1,513,936       $ 1,513,936  $ 4,069,062          Section 8         90%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                209           3,039,442         3,039,442    8,322,852          Section 8         95%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                144           1,165,925         1,165,925    3,300,541          Section 8         94%

Rolling Hills Associates L.P. (B)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (B)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                              142           1,079,318         1,079,318    6,764,993          None              82%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                              472           3,597,307         3,597,307   24,198,938          None              83%



                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------ ---------------- ------------   ----------------
Fox Run Housing
Fox Run
Victoria, TX                          150          1,605,775       1,605,775     4,119,338          Section 8          98%

Boulevard Commons Limited
    Partnership II
Boulevard Commons II
Chicago, IL                            61            517,175         517,175       704,976          Section 8         100%

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                          300          1,762,500       1,762,500     8,596,401          Section 8          98%

Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                            42           1,179,812      1,179,812     1,516,400          Section 8          53%

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                            96           2,002,560      2,002,560     2,809,702            None             97%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                       46           1,900,000      1,900,000     2,551,928          Section 8          73%



                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                             8           52,150          52,150       240,939            FmHA             100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                              236        2,022,100       2,022,100     6,702,965          Section 8           95%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                              95        1,102,025       1,102,025     3,133,280          Section 8           92%

Bridgeport Housing Associates, LTD(A)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD**(A)
Willowick
Gainesville, FL                         60          311,761         311,761     1,150,688            FmHA              28%

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                           12           69,658          69,658       328,587            FmHA             100%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                              8           49,915          49,915       223,804            FmHA              87%

                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                         10             58,855          58,855       279,389           FmHA              80%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                        56            752,450         752,450     1,395,897         Section 8           86%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                         266          7,705,500       7,705,500     7,152,267            None            100%

One Main Place Housing
    Associates, LTD(A)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD(A)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (A)
Sherwood Arms
Keene, TX


                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------


Crown Point Housing
    Associates, LTD (A)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (A)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                           48           1,119,330       1,119,330    2,727,618          None               88%

Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                    122           1,350,000       1,350,000    9,549,824          None              100%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                             51           1,452,380       1,452,380    2,347,633          None               90%

Boston Financial Texas Properties
    Limited Partnership III(A)
Lakeway Colony
Lake Dallas, TX




                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------
Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                           40          255,000         255,000     1,115,356           FmHA            100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                          50        1,200,000       1,200,000     1,736,325           None             94%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                             217        5,774,113       5,774,113     9,821,059         Section 8          98%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                        12           70,030          70,030       303,429           FmHA            100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton, KY                              24          180,000         180,000       799,988           FmHA             96%

Lone Oak Housing Associates, LTD (A)
Lone Oak
Graham, TX



                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------

West Hallettsville Housing
    Associates, LTD(A)
Hallet-West
Hallettsville, TX

Glenbrook Housing Associates, LTD (A)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD(A)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                         12            58,855           58,855      283,313            FmHA                  100%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                      28           161,665          161,665      786,207            FmHA                  100%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                            15            81,205           81,205      429,047            FmHA                  100%

Longview Apartments, L.P.
Longview
Humbolt, KS                          14            91,635           91,635      398,864            FmHA                   50%


                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------
Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                    24             143,785        143,785       649,773            FmHA         100%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                      32             219,030        219,030     1,111,603            FmHA         100%

North Quail Run Housing
    Associates, LTD (A)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                        24             108,025        108,025       545,783            FmHA         100%

Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                           125             765,000        765,000     3,990,938         Section 8        98%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                           56           1,246,385      1,246,385     1,692,255             None         79%





                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------
Elver Park Limited Partnership III
Elver Park III
Madison, WI                            48           1,047,470       1,047,470    1,455,941          None             80%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                            48           1,047,470       1,047,470    1,422,159          None             96%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                            48           1,047,470       1,047,470    1,428,872          None             94%

Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                            125           3,340,138       3,340,138   12,285,989        Section 8          97%

241 Pine Street Associates, L.P.**
241 Pine Street
Manchester, NH                         50           1,374,298       1,374,298            0          None             96%

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                          24             118,828         118,828      562,597          FmHA             88%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                           104           1,850,000       1,850,000    3,276,957          None             83%




                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------
Breckenridge Creste Apartments, L.P.**
Breckenridge
Duluth, GA                             164         3,520,000       3,520,000    4,765,180            None            92%

Willow Lake Partners II, L.P.**
    A Limited Partnership
Willow Lake
Kansas City, MO                        132         2,130,700       2,130,700    2,723,285            None            91%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                             20            95,360          95,360      467,424            FmHA           100%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic
Lexington, TN                           24            95,000          95,000      817,827            FmHA            92%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                            200         1,984,908       1,984,908    7,498,417         Section 8         100%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                          201         2,194,314       2,194,314    9,051,781         Section 8         100%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                          20           131,865         131,865      639,652            FmHA            95%




                                                    Capital Contributions

                                                     Total         Total         Mtge. Loans
Local Limited Partnership            Number        Committed at   Paid through      Payable                       Occupancy at
Property Name                          of              March          March      at December 31,   Type of            March
Property Location                    Apt. Units      31, 1998     31, 1998          1997           Subsidy*          31, 1998
----------------------------------- ------------ ---------------  ------------  ---------------- ------------   ----------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                           20            130,375         130,375           598,519        FmHA             90%

The Temple-Kyle L.P.**
Kyle Hotel
Temple, TX                              64          1,624,100       1,624,100         1,406,251      Section 8          98%

Diversey Square Associates II
Diversey Square II
Chicago, IL                             48          1,031,825       1,031,825         2,574,830      Section 8         100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                          36            283,945         283,945         1,202,859        None             98%
                                    ------       ------------    ------------   ---------------
                                     4,805         68,812,668      68,812,668       178,030,502
                                    ======
Less: **Combined Entities                           8,960,859       8,960,859        10,045,404
                                                 ------------    ------------   ---------------
                                                 $ 59,851,809    $ 59,851,809   $   167,985,098
                                                 ============    ============   ===============

*FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide: 1) direct below-market -rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

 Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low- income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

 (A) As of March 31, 1998, the Managing General Partner has transferred all of the assets of twelve of the Texas Partnerships subject to their liabilities. The one remaining Texas Partnership, Willowick, will be transferred after March 31, 1998. The twelve Texas Partnerships had total capital contributions and mortgage payable amounts of $1,268,737 and $5,365,807, respectively, as of the transfer dates.

(B) As of March 31, 1998, the Managing General Partner has transferred the title of Rolling Hills Associates, L.P. and Regency Square Limited Partnership to the lender. These two Partnerships had total capital contributions and mortgagee payable amounts of $5,655,000 and $ 6,409,457, respectively, as of the transfer dates.

One Local Limited Partnership, Quarter Mill Associates L.P., invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit construction apartment complex located in Richmond, Virginia.

Quarter Mill is financed by a combination of private and public sources. The first mortgage is at 8.75% interest, has a 40-year term, and is insured by HUD. The apartment project is pledged as collateral for the note. In addition to the first mortgage, there is a subordinated nonrecourse note that is payable each year only to the extent of 15% of the property's net cash flow, as defined by the note agreement.

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

Willow Lake Partners II, L.P. ("Willow Lake") is the defendant in a lawsuit relating to an earlier lawsuit involving Willow Lake. As part of the Partnership's settlement with the former management agent, Willow Lake gave the management agent two cash flow notes. The former management agent is now claiming that Willow Lake has cash flow (so payments should have been made on the notes) and it is the Partnership's position that the property is running a deficit. On June 25, 1998, the court found for Willow Lake on summary judgement and ruled that there has been no default on the note. This litigation is no longer outstanding unless the former management agent decides to appeal.


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

As of June 15, 1998, there were 5,902 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 1998, 1997 and 1996.

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

                                   March 31,       March 31,        March 31,           March 31,        March 31,
                                      1998            1997             1996               1995             1994

Revenue (C)                      $    2,733,282   $   2,119,597   $    2,219,261    $    1,926,504   $     1,200,399
Equity in losses of Local
  Limited Partnerships (C)           (3,287,444)     (3,624,984)      (4,670,063)       (5,818,976)       (5,887,566)
Extraordinary gain (loss) on
   cancellation of indebtedness       1,868,051         (51,595)       1,279,618                 -                 -
Per Limited Partnership Unit              18.49            (.51)           12.67                 -                 -
Net loss                             (3,597,835)     (7,208,441)      (5,440,551)       (9,002,539)       (7,684,561)
Per Limited Partnership
  Unit                                   (35.62)         (71.36)          (53.86)           (89.13)           (76.08)
Partner distributions                         -               -                -                 -                 -
Cash and cash equivalents (C)           311,867         379,614          268,040           155,456           252,482
Marketable securities                   275,387         331,319          158,967         2,200,946         3,279,811
Investment in Local Limited
  Partnerships                       20,136,185      23,983,675       30,216,554        36,694,357        43,777,721
Total Assets (A)                     37,131,787      43,791,590       44,371,622        52,653,124        61,386,839
Long-term debt (C)                    8,641,832      11,754,415        7,006,101         9,581,097         9,434,015
Total Liabilities (C)                12,474,903      15,393,975        9,474,777        12,090,444        11,823,888
Other Data:
Passive loss (B)                     (7,960,758)    (10,918,014)     (11,654,006)      (12,660,771)      (12,568,468)
Per Limited Partnership
  Unit (B)                               (78.82)        (108.09)         (115.37)          (125.34)          (124.43)
Portfolio Income  (B)                   415,665         412,136          529,521           470,018           706,189
Per Limited Partnership
  Unit (B)                                 4.12            4.08             5.24              4.65              6.99
Low-Income Housing
  Tax Credits (B)                    12,585,747      13,857,452       14,056,981        14,088,559        14,056,340
Per Limited Partnership
  Unit (B)                               123.94          136.50           138.47            138.78            138.50
Recapture of Low-Income
  Housing Tax Credits (B)            (3,582,142)       (995,750)               -                 -                 -
Per Limited Partnership
  Unit (B)                               (35.46)          (9.86)               -                 -                 -
Local Limited Partnership interests
owned at end of period (D)                 55              64               69                69                69


(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1997, 1996, 1995, 1994 and 1993 represents the amount allocated to individual investors. Corporate investors were allocated $129.80, $142.65, $144.62, $144.95 and $144.67 per Unit in 1997,
     1996, 1995, 1994 and 1993, respectively.

(C) Revenue for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $2,563,928, $1,909,683, $2,224,273, $1,792,997 and
     $828,978, respectively, of rental and other revenues from the Combined Entities that is included in the combined revenue on the Combined
     Statement of Operations. Equity in losses of Local Limited Partnerships in the years ended March 31, 1998, 1997, 1996, 1995 and 1994 does not include $(931,727), $(2,633,475), $608,681, ($857,248) and ($549,275),
     respectively, of income (losses) from the Combined Entities that have been combined with the Partnership's loss on the Combined Statement of Operations. Cash and cash equivalents for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $99,298, $166,606, $173,408,
     $80,091 and $105,923, respectively, from the Combined Entities that is included on the Combined Balance sheets. The total amount of long-term debt is related to the Combined Entities. Total liabilities for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $12,068,486, $15,409,538, $10,065,592, $11,499,446 and $10,994,585,
     respectively, from the Combined Entities that is included on the Combined Balance Sheets.

(D) At March 31, 1998, the Managing General Partner has transferred the title to the lender of Rolling Hills Associates, L.P. and Regency Square Limited Partnership with an original cost amount of $5,655,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $67,747 for the year ended March 31, 1998. This decrease is attributable to cash used for operations, purchases of marketable securities and rental property. These are partially offset by sales of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,636,000 have been paid from Reserves. This amount includes approximately $1,310,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,181,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,309,000 of operating funds to replenish Reserves. At March 31, 1998, approximately $398,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,310,000 noted above, the Partnership has also advanced approximately $638,000 to the Texas Partnerships and $662,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made in the three years ended March 31, 1998. As of March 31, 1998, all required capital contributions have been made to Local Limited Partnerships. Based on the results of 1997 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1998 versus 1997

For the year ended March 31, 1998, Partnership operations resulted in a net loss of $3,597,835 as compared to a net loss of $7,208,441 for the same period in 1997. The decrease in net loss is primarily attributable to a increase in extraordinary gain on cancellation of indebtedness, an increase in rental revenue, a decrease in provision for valuation of real estate and a decrease in equity in losses. These decreases in net loss are partially offset by an increase in bad debt expense, rental operations and interest expense.

1997 versus 1996

For the year ended March 31, 1997, Partnership operations resulted in a net loss of $7,208,441 as compared to a net loss of $5,440,551 for the year ended 1996. The increase in net loss is primarily attributable to a decrease in extraordinary gain on forgiveness of indebtedness and the recognition of a provision for valuation of real estate by the Texas Partnerships. These increases are partially offset by a decrease in equity in losses.

The decrease in equity in losses of Local Limited Partnerships is a result of a decrease in rental operations and interest expenses at the Local Limited Partnerships. In addition, one of the Local Limited Partnerships contributed to a decrease in equity in losses due to a reallocation of the net loss between the Local and General Partners in 1997.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Low-Income Housing Tax Credits

The 1997, 1996 and 1995 Tax Credits per Unit for individuals were $123.94, $136.50 and $138.47, respectively. The 1997, 1996 and 1995 Tax Credits per Unit for corporations were $129.80, $142.65 and $144.62, respectively. The credits, which have stabilized, are expected to remain stable for the next three years, and then they are expected to decrease as certain properties reach the end of the ten-year credit period. The transfer of ownership of the Texas Partnerships will result in nominal recapture of tax credits since the Texas Partnerships represent only 2% of the Partnership's tax credits.

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

Boulevard Commons IIA, located in Chicago, Illinois, has been experiencing operating deficits. Expenses have been increasing due to increasing maintenance and capital needs, security issues and high turnover at the property. The Local General Partner is requesting that the Managing General Partner assist in funding capital improvements. The Managing General Partner is reviewing this request and has requested that the Local General Partner provide a workout plan detailing where and how these funds will be used. In addition, the Managing General Partner is working with the Local General Partner to restructure the current debt. Negotiations between the Managing General Partner and Local General Partner are ongoing.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the property's mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner or Partnership affiliates to purchase the mortgage or negotiate a satisfactory workout agreement with the new lender. The Partnership's carrying value of this investment for financial reporting purposes is zero. Occupancy for this property as of 12/31/97 was 99%.

A refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner will be monitoring progress.

As previously reported, operations had been improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will occur as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation. It is possible that fund reserves will be used to support the property until these issues can be resolved. The Local General Partner is in negotiations with the MHFA to fund debt service deficits that had been covered by the SHARP mortgage subsidies and avoid a default on its mortgage. The Local General Partner believes it will cover the SHARP subsidy gap by increasing rents and some cost containments. In the meantime, the Local General Partner has negotiated a 1998 budget with the MHFA. However, further negotiations to resolve these issues with the MHFA are expected in the first half of 1998. As we previously reported, the Local General Partner was seeking bankruptcy protection. His reorganization plan was approved in September 1997. The plan will not materially affect property operations or the Local General Partner's interest in the Partnership.

Another property affected by the withdrawal of the SHARP subsidies is South Holyoke, located in Holyoke, Massachusetts. As previously reported, this property continues to experience occupancy problems resulting from increased market competition and local economic conditions. The management agent, which is currently funding the deficits, is trying to address these problems through a combination of increased advertising, community outreach and tighter expense monitoring.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General Partner and Local General Partner have successfully negotiated a Drug Elimination Grant (NOFA) for Shoreline. The grant should be funded during 1998 and will be used to support drug prevention, educational programs and increase security on the property. Waterfront was turned down for the NOFA grant, however, they will reapply next year. For both Waterfront and Shoreline, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant. At this point, deficits continue to be funded by the management agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is closely monitoring operations.

As previously reported, Breckenridge Creste. located in Duluth, Georgia has been operating below breakeven as a result of increased vacancy, a weak rental market and deferred maintenance issues. A capital improvement plan has been implemented to improve curb appeal of the property. The capital improvements completed to date include exterior painting, exterior wood trim replacement, landscaping, laundry room decorating and improvements, pool repairs, gutter installation, interior unit rehab, carpet, vinyl floor and appliance re-placements. A special reserve account was set up at the property level to hold funds for capital improvements and operating deficits. Expenditures from these funds are carefully monitored by property management and the Managing General Partner.

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, The Managing General Partner had negotiated a workout in 1994. The two year extension to this workout will expire on June 30, 1998 and a new three year extension has been negotiated and will expire on May 31, 2001. The Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief, increase rents and monitor property expenses.

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In 1997, The Managing General Partner transferred all of the assets of seven more of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Negotiations between the Managing General Partner, the Lender and prospective buyer for the remaining property, Willowick, are continuing and a transfer is expected in early July 1998. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the bank on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a bank in HUD's August 1996 non-performing loan auction. Although negotiations continued with the bank in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title resulted in a recapture tax in 1997 and the allocation of taxable income which was reported on the investors' 1997 K-1.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnerships operations or financial condition for the years ended March 31, 1998, 1997 and 1996.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                                           PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the General Partner on March 23, 1998.

The Managing General Partner was incorporated in August 1988. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                         Managing Director and President
Michael H. Gladstone                 Managing Director, Vice President and Clerk
Randolph G. Hawthorne                Managing Director, Vice President and
                                       Chief Operating Officer
James D. Hart                        Chief Financial Officer and Treasurer
Paul F. Coughlan                     Vice President
Peter G. Fallon, Jr.                 Vice President
William E. Haynsworth                Vice President

The other General Partner of the Partnership is Arch Street III Limited Partnership, a Massachusetts limited partnership ("Arch Street III L.P.") that was organized in August 1988. The General Partner of Arch Street III L.P. is Arch Street III, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). He joined Boston Financial in 1985, and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the AmosTuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial, and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.



Item 11.  Management Remuneration

Neither the directors or officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                     Amount
Title of              Name and Address of        Beneficially          Percent
 Class                    Beneficial Owner           Owned             of Class

Limited               AMP, Incorporated          10,000 Units             10%
Partner               P.O. Box 3608
                      Harrisburg, PA


The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 1998. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1998, Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 units sold to the public.

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

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, serves as property management agent for Harbour View, Willow Lake, The Texas Partnerships, The Kyle and Breckenridge.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1998 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.
There were no organization fees and offering expenses paid in the three years ended March 31, 1998.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2% of the gross offering proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1998 and 1997, deferred acquisition fees payable amounted to $225,000 and $337,500, respectively.

Payments made and expenses reimbursed in each of the three years ended March 31, 1998 are as follows:

                                   1998              1997                1996
                                   ----------        ----------       ----------

Acquisition fees and expenses     $        -        $        -        $       -
     Deferred acquisition fees    $ 112,500         $  112,500        $  112,506


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $6,977 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee.

Asset Management Fees incurred in each of the three years ended March 31, 1998 are as follows:

                                     1998             1997                1996
                                  --------------   --------------     ----------

     Asset management fees        $  423,223        $  450,678        $  447,110





Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $52,220, $51,956 and $46,915 of fees earned by BFPM during 1997, 1996 and 1995, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1996, BFPM became the management agent of Breckenridge. Fees charged in each of the three years ended December 31, 1997 are as follows:

                                   1997               1996                1995
                               -----------         ----------          --------

     Property management fees  $  104,878          $  135,472          $  70,315

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1998 are as follows:

                                   1998               1997                1996
                                ----------          ----------          -------
Salaries and benefits expense
 reimbursements                 $  180,970          $  170,961        $  182,482

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1998.

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

(a)(3)     See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K
           No reports on form 8-K were filed during the year ended March 31, 1998.

(a)(3)(c)  Exhibits








Number and Description in Accordance with
Item 601 of Regulation S-K

     27.   Financial Data Schedule

     28.   Additional Exhibits

           (a)  Reports of Other Independent Auditors

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By:  Arch Street III, Inc.
           its Managing General Partner




     By:   /s/Randolph G. Hawthorne                    Date: 6/29/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:    /s/Randolph G. Hawthorne                  Date: 6/29/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                    Date: 6/29/98
           Michael H. Gladstone
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

          Annual Report on Form 10-K for the Year Ended March 31, 1998
                                      Index


                                                                    Page No.
                                                                   ------------

Report of Independent Accountants                                            F-2

Financial Statements

     Combined Balance Sheets - March 31, 1998 and 1997                       F-3

     Combined Statements of Operations - For the Years Ended
       March 31, 1998, 1997 and 1996                                         F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the Years Ended March 31, 1998,
       1997 and 1996                                                         F-5

     Combined Statements of Cash Flows - For the Years Ended
       March 31, 1998, 1997 and 1996                                         F-6

     Notes to the Combined Financial Statements                              F-8

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation                F-25



Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III
(A Limited Partnership):

We have audited the combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III (A Limited Partnership) ("BFQHIII") as of March 31, 1998 and 1997 and the related combined statements of operations, changes in partners' equity, and cash flows and the financial statement schedule listed in
Item 14(a) of this Report on Form 10-K, for the each of the three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of BFQHIII's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. As of March 31, 1998 and 1997, 82% and 72% of total assets, and for the years ended March 31, 1998, 1997 and 1996, 100%, 53% and 88% of net loss, reflected in the combined financial statements of BFQHIII, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of BFQHIII as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






/s/Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 26, 1998

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                COMBINED BALANCE SHEETS - MARCH 31, 1998 AND 1997


                                                                        1998                    1997
                                                                   -------------            --------

Assets
Cash and cash equivalents                                          $     311,867            $    379,614
Marketable securities, at fair value (Note 3)                            275,387                 331,319
Investments in Local Limited Partnerships, net
   of reserve for valuation of $1,635,000
   in 1998 and 1997 (Note 4)                                          20,136,185              23,983,675
Accounts receivable, net                                                  90,467                 175,669
Interest receivable                                                       13,298                  17,607
Prepaid expenses                                                          25,247                  40,019
Tenant security deposits                                                  68,292                  66,439
Replacement reserves                                                     194,671                 210,045
Rental property at cost, net of accumulated
   depreciation and reserve for  valuation (Note 6)                   15,451,119              17,884,234
Deferred acquisition fees escrow (Note 5)                                225,000                 337,500
Deferred expenses, net of $104,360 and $111,038
   accumulated amortization in 1998 and 1997                             209,127                 235,339
Other assets                                                             131,127                 130,130
                                                                   -------------            ------------
Total Assets                                                       $  37,131,787             $43,791,590
                                                                   =============             ===========

Liabilities and Partners' Equity
Accounts payable to affiliates (Note 5)                            $   1,702,519            $  1,193,182
Accounts payable and accrued expenses                                    484,817                 611,515
Interest payable                                                         312,091                 377,295
Note payable - affiliate (Note 5)                                        514,968                 514,968
Security deposits payable                                                 70,630                  82,054
Due to affiliate (Note 8)                                                323,046                 323,046
Deferred acquisition fees payable (Note 5)                               225,000                 337,500
General partner advances (Note 9)                                        200,000                 200,000
Mortgage notes payable (Note 7)                                        8,641,832              11,754,415
                                                                   -------------            ------------
   Total Liabilities                                                  12,474,903              15,393,975
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          907,515               1,053,122
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                23,748,605              27,346,440
Net unrealized gains (losses) on marketable securities                       764                  (1,947)
                                                                   -------------            ------------
     Total Partners' Equity                                           23,749,369              27,344,493
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  37,131,787             $43,791,590
                                                                   =============             ===========

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                               1998              1997           1996
                                                            -----------     ------------     -------
Revenue:
   Rental                                                  $  2,470,887     $  1,764,258     $ 1,982,497
   Investment                                                    40,340           82,660          85,858
   Other                                                        222,055          272,679         150,906
                                                           ------------     ------------     -----------
     Total Revenue                                            2,733,282        2,119,597       2,219,261
                                                           ------------     ------------     -----------

Expenses:
   Asset management fees, related party (Note 5)                423,223          450,678         447,110
   General and administrative (includes reimbursements
    to affiliates of $180,970, $170,961, and $182,482,
    respectively) (Note 5)                                      493,519          611,810         841,989
   Bad debt expense                                             394,319            8,665          54,351
   Property management fees (Note 5)                            179,980          150,304          84,715
   Rental operations, exclusive of depreciation               1,725,621        1,387,909       1,488,464
   Interest expense (Notes 7 and 9)                             884,758          532,518         593,447
   Provision for valuation of real estate                             -        1,748,708               -
   Depreciation                                                 767,716          605,671         573,735
   Amortization                                                 177,617          182,875         179,003
                                                           ------------     ------------     -----------
     Total Expenses                                           5,046,753        5,679,138       4,262,814
                                                           ------------     ------------     -----------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, loss on liquidation of interest in Local Limited Partnerships
   and extraordinary item                                    (2,313,471)      (3,559,541)     (2,043,553)

Equity in losses of Local Limited
   Partnerships (Note 4)                                     (3,287,444)      (3,624,984)     (4,670,063)

Minority interest in (income) losses of
   Local Limited Partnerships                                   153,280           27,679          (6,553)

Loss on liquidation of interests
   in Local Limited Partnerships (Note 10)                      (18,251)               -              -
                                                           ------------     ------------    -----------

Net Loss before extraordinary item                           (5,465,886)      (7,156,846)     (6,720,169)

Extraordinary gain (loss) on cancellation
   of indebtedness (Note 10 and 12)                           1,868,051          (51,595)      1,279,618
                                                           ------------     ------------    ------------

Net Loss                                                   $ (3,597,835)     $(7,208,441)    $(5,440,551)
                                                           ============      ===========     ===========

Net Loss Allocated:
   To General Partners                                     $    (35,978)    $    (72,084)   $    (54,406)
   To Limited Partners                                       (3,561,857)      (7,136,357)     (5,386,145)
                                                           ------------     ------------    ------------
                                                           $ (3,597,835)     $(7,208,441)    $(5,440,551)
                                                           ============      ===========     ===========

Net Loss before extraordinary item
   per Limited Partnership Unit (100,000 Units)            $     (54.11)    $     (70.85)   $     (66.53)
                                                           ============     ============    ============

Extraordinary item per Limited
   Partnership Unit (100,000 Units)                        $       18.49    $       (.51)   $       12.67
                                                           =============    ============    =============

Net loss per Limited Partnership Unit (100,000 Units)      $         (35.62)      $  (71.36 )    $   (53.86)
                                                           ================       ==========     ==========

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                     Net
                                                       Initial       Investor    Unrealized
                                        General        Limited        Limited       Gains
                                       Partners       Partners       Partners     (Losses)        Total

Balance at March 31, 1995           $   (475,891)  $    5,000     $40,466,323   $  (35,145)    $39,960,287

Net change in unrealized losses
    on marketable securities
    available for sale                         -            -               -       35,157          35,157

Net Loss                                 (54,406)           -      (5,386,145)           -      (5,440,551)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1996               (530,297)       5,000      35,080,178           12      34,554,893

Net change in unrealized gains
    on marketable securities
    available for sale                         -            -               -       (1,959)         (1,959)

Net Loss                                 (72,084)           -      (7,136,357)           -      (7,208,441)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1997               (602,381)       5,000      27,943,821       (1,947)     27,344,493

Net change in unrealized losses
    on marketable securities
    available for sale                         -            -               -        2,711           2,711
Net Loss                                 (35,978)           -      (3,561,857)           -      (3,597,835)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1998             $ (638,359)     $ 5,000    $ 24,381,964     $    764    $ 23,749,369
                                      ==========      =======    ============     ========    ============

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                               1998              1997          1996
                                                           ------------     ------------    -------

Net Loss                                                   $ (3,597,835)     $(7,208,441)    $(5,440,551)
Adjustments to reconcile net loss to net
  cash used for operating activities:
   Equity in losses of Local Limited Partnerships             3,287,444        3,624,984       4,670,063
   Bad debt expense                                             394,319            8,665          54,351
   Loss on liquidation of interest in Local Limited
     Partnerships                                                18,251                -               -
   Provision for valuation of real estate                             -        1,748,708               -
   Extraordinary (gain) loss on cancellation
      of indebtedness                                        (1,868,051)          51,595      (1,279,618)
   Cash distribution included in net loss                       (26,674)         (32,610)        (13,456)
   Amortization and depreciation                                945,333          788,546         752,738
   (Gain) loss on sale of marketable securities                  (1,292)           1,291          (4,555)
   Minority interest in income (loss) of Local
    Limited Partnerships                                       (153,280)         (27,679)          6,553
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Accounts receivable                                            703           19,834          48,262
     Interest receivable                                         50,381          (62,939)         17,964
     Prepaid expenses                                             2,575            5,227          (3,818)
     Tenant security deposits                                   (14,607)           4,099         (27,158)
     Other assets                                               (39,409)         (30,404)         69,403
     Accounts payable to affiliates                             513,799          428,633         408,603
     Accounts payable and accrued expenses                      144,878           43,002         220,130
     Interest payable                                            43,460          198,324         155,370
     Tenant security deposits payable                             1,353               28             980
                                                           ------------      -----------     -----------
Net cash used for operating activities                         (298,652)        (439,137)       (364,739)
                                                           ------------      -----------     -----------

Cash flows from investing activities:
   (Advances to) reimbursements from affiliates                  76,318         (124,294)              -
   Purchases of marketable securities                          (448,522)        (273,754)     (1,700,979)
   Proceeds from sales and maturities of
     marketable securities                                      508,457           98,152       3,782,670
   Cash distributions received from Local
     Limited Partnerships                                       424,737          503,503         345,051
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                    -           18,364          43,646
   Adjustment to cash received
     upon assumption of General
     Partner interest in a Combined Entity                            -          (51,595)              -
   Adjustment to cash upon
     liquidation of General Partner
     interest in a Combined Entity                              (11,821)               -               -
   Decrease in deferred acquisition fee escrow                  112,500          112,500         112,506
   Payment of deferred acquisition fees                        (112,500)        (112,500)       (112,506)
   Releases from (deposits to) replacement reserves               6,916           10,637         (66,521)
   Purchase of rental property                                 (335,745)         (70,940)       (245,961)
                                                           ------------      -----------     -----------
Net cash provided by investing activities                       220,340          110,073       2,157,906
                                                           ------------      -----------     -----------

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  COMBINED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                               1998              1997          1996
                                                           ------------     ------------    -------


Cash flows from financing activities:
   Advances from general partner                                      -                -          50,397
   Payments to general partner                                        -                -        (173,500)
   Repayment of mortgage notes payable                         (104,845)         (87,574)       (158,404)
   Advances from affiliate                                      115,410           35,523               -
   Advances on notes payable, affiliate                               -          492,689          22,279
   Advances from developer                                            -                -          13,756
   Capital contributions received                                     -                -          14,522
   Repayment of Local Limited Partnership's mortgage                  -                -      (1,462,693)
   Repayment of notes receivable, affiliate                           -                -          13,060
                                                           ------------      -----------     -----------
Net cash provided by (used for) financing activities             10,565          440,638      (1,680,583)
                                                           ------------      -----------     -----------

Net increase (decrease) in cash and
     cash equivalents                                           (67,747)         111,574         112,584

Cash and cash equivalents, beginning of year                    379,614          268,040         155,456
                                                           ------------      -----------     -----------

Cash and cash equivalents, end of year                     $    311,867      $   379,614     $   268,040
                                                           ============      ===========     ===========

Supplemental Disclosure:
   Cash paid for interest                                  $    910,543      $   360,491     $   646,380
                                                           ============      ===========     ===========


Non-cash disclosure:

   See Note 10 for discussion of the transfers of certain Local Limited Partnerships.

   See Note 12 for discussion of cancellation of indebtedness income.


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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. At March 31, 1998, the Managing General Partner has designated approximately $398,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income. For the years ended March 31, 1998, 1997 and 1996, the Partnership did not recognize $4,878,906, $5,206,584 and
$5,122,569, respectively, of equity losses relating to Local Limited Partnerships whose cumulative equity in losses and distributions exceeded their total investments.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995.

On August 26, 1992, an affiliate of the Partnership's Managing General Partner, BF Harbour View, Inc., became the Local General Partner of 241 Pine Street Associates, L.P. ("241 Pine Street"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of 241 Pine Street has a controlling financial interest in the Partnership, as set forth in paragraph 22 of ARB 51, these combined financial statements include the detailed financial activity of 241 Pine Street for the years ended December 31, 1995, 1996 and 1997. All significant intercompany balances and transactions have been eliminated.

On April 2, 1993, an affiliate of the Managing General Partner, BF Willow Lake, Inc., became the Local General Partner of Willow Lake Partners II, L.P. ("Willow Lake"). BF Willow Lake, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Willow Lake has a controlling financial interest in the Partnership, as set forth in paragraph 22 of ARB 51, these combined financial statements include the financial activity of Willow Lake for the years ended December 31, 1995, 1996 and 1997. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partner, BF Texas Limited Partnership, became an additional Local General Partner responsible for all management decisions in thirteen Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships had a controlling financial interest in the Partnership, as set forth in paragraph 22 of ARB 51, these combined financial statements include the financial activity of thirteen Texas Partnerships for the years ended March 31, 1994 and 1995. During the year ended March 31, 1996, control of six of these Texas Partnerships were transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 10). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of five out of these six Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, one Texas Partnership was accounted for on the equity method and the combined financial statements included detailed financial activity of seven Texas Partnerships for the year ended December 31, 1996. During the year ended March 31, 1998, the Managing General Partner transferred all of the assets of seven of the remaining Texas Partnerships subject to their liabilities to unaffiliated entities, six of which were combined in prior years, one of which had been previously carried at the equity method. Therefore as of March 31, 1998, these combined financial statements included the detailed financial activity of one Texas Partnership, Willowick,for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


2.  Significant Accounting Policies (continued)

On September 29, 1995, an affiliate of the Managing General Partner, BF Texas Limited Partnership, became the Local General Partner responsible for all management decisions in The Temple-Kyle L.P. ("The Kyle"). Since the Local General Partner of The Kyle has a controlling financial interest in the Partnership, (as set forth in paragraph 22 of ARB 51), these combined financial statements include the detailed financial activity of The Kyle for the period from October 1, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997. All significant intercompany balances and transactions have been eliminated.

On August 20, 1996, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., became the Local General Partner responsible for all management decisions in Breckenridge Creste Apartments, L.P. ("Breckenridge
Creste"). Since the Local General Partner of Breckenridge Creste has a controlling financial interest in the Partnership, (as set forth in paragraph 22 of ARB 51), these combined financial statements include the detailed financial activity of Breckenridge Creste for the period from September 1, 1996 through December 31, 1996, and for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated.

The  Partnership  has elected to report the results of 241 Pine  Street,  Willow
Lake, The Kyle, Breckenridge Creste and Willowick on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein, the "Combined Entities" refers to 241 Pine Street, Willow Lake, The Kyle, Breckenridge Creste and Willowick.

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

Effect of recently issued Accounting Standard


The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Rental Property

Real estate and personal property of the Combined Entities are recorded in accordance with SFAS 121. The Combined Entities provide for depreciation using primarily the straight-line method over their estimated useful lives.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivable and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                              Cost               Gains            Losses        Value
Debt securities issued by
   the US Treasury and other
   US Department agencies                 $   274,623         $       820       $    (56)    $   275,387
                                          -----------         -----------       --------     -----------

Marketable Securities
   at March 31, 1998                      $   274,623          $      820       $    (56)    $   275,387
                                          ===========          ==========       ========     ===========

Debt securities issued by
   the US Treasury                        $   288,740          $       22       $ (1,918)    $   286,844

Mortgage backed securities                     41,271                   -            (51)         41,220

Other debt securities                           3,255                   -              -           3,255
                                          -----------          ----------       --------     -----------

Marketable Securities
   at March 31, 1997                      $   333,266          $       22       $ (1,969)    $   331,319
                                          ===========          ==========       ========     ===========


The contractual maturities at March 31, 1998 are as follows:

                                                                                                Fair
                                                                                 Cost           Value
Due in less than one year                                                    $   124,893     $   124,950
Due in one to five years                                                          99,910         100,523
Mortgage backed securities                                                        49,820          49,914
                                                                             -----------     -----------
                                                                             $   274,623     $   275,387
                                                                             ===========     ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities were approximately $508,000, $98,000 and $3,783,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in investment income are gross gains of $1,845 and gross losses of $553 which were realized on the sales during the year ended March 31, 1998, gross gains of $64 and gross losses of $1,355 which were realized on the sales during the year ended March 31, 1997 and gross gains of $24,504 and gross losses of $19,949 which were realized on the sales during the year ended March 31, 1996.


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-five Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, in the years ended March 31:

                                                                       1998               1997            1996
Capital contributions to Local Limited Partnerships
   and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                   $  59,851,809     $ 65,667,604      $ 69,606,039

Cumulative equity in loss of Local Limited  Partnerships
   (excluding  cumulative unrecognized losses of $25,919,160
   $22,111,810, and $17,117,633 at March 31,
   1998, 1997 and 1996, respectively)                                (40,842,874)    (43,991,055)      (42,375,049)

Cumulative cash distributions received from
   Local Limited Partnerships                                         (2,256,711)      (1,831,974)       (1,328,471)
                                                                   -------------     ------------      ------------

Investments in Local Limited Partnerships before adjustment           16,752,224       19,844,575        25,902,519

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                       6,430,577        7,143,344         7,154,323

   Accumulated amortization of acquisition fees and expenses          (1,411,616)      (1,369,244)       (1,205,288)
                                                                   -------------     ------------      ------------

Investments in Local Limited Partnerships                             21,771,185       25,618,675        31,851,554

Reserve for valuation of investments in
   Local Limited Partnerships                                         (1,635,000)      (1,635,000)       (1,635,000)
                                                                   -------------     ------------      ------------
                                                                   $  20,136,185     $ 23,983,675      $ 30,216,554
                                                                   =============     ============      ============

Summarized financial information from the financial statements of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entities beginning on the date of combination) in which the Partnership holds investments is as follows:

Summarized Balance Sheets - December 31,

                                                     1997                  1996                1995
                                                --------------         --------------     -------------
Assets:
   Investment property, net                     $  163,031,238           $179,058,410     $ 193,889,556
   Other assets, net                                12,596,647             13,158,108        14,779,669
   Current assets                                    6,395,184              5,977,538         6,462,299
                                                --------------         --------------    --------------
     Total assets                               $  182,023,069           $198,194,056     $ 215,128,524
                                                ==============         ==============    ==============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion    $  161,870,394           $172,051,946     $ 64,854,884
   Other liabilities                                12,209,220             13,276,728       14,753,253
   Current liabilities (includes current
    portion of mortgages payable)                   18,470,513             17,958,778       26,612,722
                                                --------------         --------------     -------------
     Total liabilities                             192,550,127            203,287,452      206,220,859
                                                --------------         --------------     -------------

Partners' Equity:
   Partnership's equity                            (10,944,390)            (4,360,195)          8,820,206
   Other partners' equity                              417,332               (733,201)             87,459
                                                --------------         --------------     ---------------
     Total partners' equity                        (10,527,058)            (5,093,396)          8,907,665
                                                --------------         --------------     ---------------
   Total liabilities and partners' equity       $  182,023,069           $198,194,056     $   215,128,524
                                                ==============         ===============    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized Income Statements - For
the year ended December 31,

                                                     1997                  1996                1995
                                                 -------------         -------------      --------------
Rental and other income                          $  28,897,583         $  29,724,298      $   32,565,287
                                                 -------------         -------------      --------------

Expenses:
   Operating expenses                               16,391,351            17,315,396          18,500,899
   Interest expense                                 13,691,558            14,652,969          16,243,002
   Depreciation and amortization                     7,440,803             8,365,838           8,593,392
                                                 -------------         -------------      --------------
     Total expenses                                 37,523,712            40,334,203          43,337,293
                                                 -------------         -------------      --------------

Net Loss                                         $  (8,626,129)        $ (10,609,905)     $(10,772,006)
                                                 =============         =============      ============

Partnership's share of net loss                  $  (8,139,677)        $  (8,798,958)     $   (9,778,580)
                                                 =============         =============      ==============
Other partners' share of net loss                $    (486,452)        $  (1,810,947)     $     (993,426)
                                                 =============         =============      ==============

For the years ended March 31, 1998, 1997 and 1996, the Partnership has not recognized $4,878,906, $5,206,584 and $5,122,569, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(10,944,390) differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $16,752,224 primarily because the Partnership has not recognized $25,919,160 of equity losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments.


5.   Transactions with Affiliates

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1998 and 1997, deferred acquisition fees payable amounted to $225,000 and $337,500, respectively.

An affiliate of the Managing General Partner currently receives $6,977 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $423,223,
$450,678  and  $447,110,  for the years  ended  March 31,  1998,  1997 and 1996, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees and expenses equal $1,564,746 and $1,141,523 at March 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $180,970, $170,961 and $182,482, respectively, that the Partnership has paid or will pay as reimbursement for salaries and benefits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


5.  Transactions with Affiliates (continued)

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $52,220, $51,956 and $46,915 of fees earned by BFPM during 1997, 1996 and 1995, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1996, BFPM became the management agent of Breckenridge. Included in the Combined Statements of Operations is $104,878, $135,472 and $70,315 of property management fees charged by BFPM during 1997, 1996 and 1995, respectively. Payables to affiliates include $114,045 and $51,659 of property management fees at December 31, 1997 and 1996, respectively.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits. A non-interest bearing note was executed. As of March 31, 1998 and 1997, $514,968 is due to an affiliate of the Managing General Partner.

The affiliate of the Managing General Partner has made a commitment to defer collection of past or future asset management fees, reimbursement of operating expenses and property management fees, and to defer collection of the $514,968 note described above, to the extent necessary to cover operating deficits of the Partnership.

6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded in accordance with SFAS 121, the components of which are as follows at December 31:

                                                                        1997                    1996
                                                                   -------------            --------

   Land and improvements                                           $   1,245,805            $  1,375,504
   Building and improvements, net of reserve for valuation            19,018,025              21,390,249
   Equipment                                                             490,526                 544,916
                                                                   -------------            ------------
                                                                      20,754,356              23,310,669

   Less accumulated depreciation                                      (5,303,237)             (5,426,435)
                                                                   -------------            ------------
     Total                                                         $  15,451,119             $17,884,234
                                                                   =============             ===========

During the year ended December 31, 1996, an impairment loss of $1,748,708 was recognized on the real estate in the Texas Partnerships, which decreased the aggregate carrying value to $2,920,411. For the years ended December 31, 1997 and 1996, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to the impairment loss) by $127,794 and $410,866, respectively. See Note 10 for further details on the liquidation of the interests in the Texas Partnerships.

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

At December 31, 1993, Willow Lake was in default of its principal and interest payments due under the mortgage agreement; however, the lender and Willow Lake executed a workout commitment letter in June of 1993 designed to address the default. On February 17, 1994, the parties closed the final workout agreement. The terms of the workout agreement which were effective June 1, 1993 include a reduction in the interest rate payable to 7.25% for the period from June 1, 1993 through May 1, 1995 and a reduction in the interest rate payable to 8.25% plus 95% of all net cash flows, as defined by the workout agreement, for the period from June 1, 1995 through May 1, 1996. Willow Lake resumed payments at the original contract rate of 9.25%. Under the terms of the workout agreement, the difference in the interest payments at the original contract rate of 9.25% and the reduced payment rates required over the term of the workout period shall be payable beginning with the expiration of the workout period over the remaining term of the note. The two year extension to this workout will expire on June 30, 1998 and there are negotiations for an additional three year workout.

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

Principal payments required under the above mortgage note which has a balance at December 31, 1997 and 1996 of $2,723,285 and $2,744,825, respectively, for each of the next five years are as follows:

                                          Years Ending
                                          December 31,

                                            1998                             $    23,619
                                            1999                                  25,899
                                            2000                                  28,399
                                            2001                                  31,119
                                            2002                                  34,146

The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Willow Lake to a concentration of credit risk. Due to the unavailability of similar loans and unique terms of the workout agreement, it is not practicable to determine the fair value of this note at March 31, 1998.

Texas Partnerships

The Texas Partnerships and RECD have entered into Interest Credit and Rental Assistance Agreements that have stated interest rates ranging from 9.5% to 7.25% and provide for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages) with maturities ranging from 2016 to 2030. All notes are collateralized by the respective properties. The principal balances of the Texas Partnerships' mortgages at December 31, 1997 and 1996 are $1,150,688 and $4,189,947, respectively. The decrease is due to the transfer of seven of the Texas Partnerships in the year ended March 31, 1998. The Willowick mortgage is currently in default and, as a result, the entire balance is being accounted for as current. Due to the unavailability of similar loans, it is not practicable to determine the fair value of these notes at March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable (continued)

The Kyle

The Kyle has a note payable to the Partnership which is eliminated in the accompanying combined financial statements. The note is due in monthly installments of $13,800, including interest at 7.82%, through June 1, 1997 and $17,600, including interest at prime plus 1%, from July 1, 1997 through its maturity date on June 1, 2005. The note is collateralized by the respective property. $1,406,251 and $1,423,253 is outstanding as of December 31, 1997 and 1996, respectively. The current value of this note approximates its fair value.

Breckenridge

Breckenridge's mortgage note payable consists of a 9.60% per annum note due in monthly principal and interest installments of $42,408, maturing on November 1, 2006. The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. Principal payments required under the above note, which has a
balance  at  December  31,  1997  and  1996  of   $4,762,502   and   $4,811,607,
respectively, for each of the next five years are as follows:

                                           Years Ending
                                            December 31,

                                                 1998                        $  54,032
                                                 1999                           59,454
                                                 2000                           65,419
                                                 2001                           71,983
                                                 2002                           79,206

Breckenridge's second note payable bears no interest and is payable in annual installments of $2,679 until April 15, 1999. The outstanding balance at December 31, 1997 and 1996 is $5,357 and $8,036, respectively.

Due to the unavailability of similar loans and lack of adequate refinancing information, it is not practicable to determine the fair value of this note at March 31, 1998.

8.   Due to affiliate

Under the terms of 241 Pine Street's development agreement, the Developer agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced are to be repaid by 241 Pine Street upon sale or refinancing of the property. The amount due to affiliate at December 31, 1997 and 1996 represents the net amount advanced to 241 Pine Street under this agreement. In connection with these events the Original General Partner, who was also the Developer, was replaced by an affiliated entity of the Partnership . Therefore, the amount previously reported as due to developer has been reclassified as a due to affiliate. Due to the unavailability of similar loans, it is not practicable to determine the fair value of this note at March 31, 1998.

9.   General partner advances

Prior to 1995, Willow Lake incurred debt of $662,306 payable to the former general partners and their affiliates for developer fees, Partnership advances and management fees. As a result of the settlement of litigation in 1995, Willow Lake agreed to pay $173,500 and issued two promissory notes in the amount of $100,000 each. Both notes have an annual interest rate of 6% and are payable in full, both as to accrued interest and principal on January 1, 2005. Principal and interest on these notes are due and payable out of cash flow which began in June, 1996. If, in the event Willow Lake is unable to make a cash flow payment, the Partnership has guaranteed one note. The guarantee of the Partnership is an interest payment of $500 per month. The Partnership paid $6,000 and $5,000 for interest during the years ended March 31, 1998 and 1997, respectively. The remaining debt ($288,806) was forgiven.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


10.  Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of twelve of the Texas Partnerships subject to their liabilities, to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arms Housing were transferred prior to March 31, 1997. Lone Oak Apartments, Hallet West Apartments and Lakeway Colony were transferred on August 6, 1997, September 23, 1997 and October 30, 1997, respectively. Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments were transferred on October 28, 1997. If negotiations continue as expected, transfer of the remaining property will occur during early July 1998. This property, with a carrying value of $774,053 at year end, incurred a loss of $127,794 in 1997. Until the property is transferred,operating deficits will continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $18,251 and extraordinary gain on cancellation of indebtedness of $1,868,051 were recognized in the year ended March 31, 1998 as a result of the transfer of Lone Oak Apartments, Hallet West Apartments, Lakeway Colony, Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a lender in HUD's August 1996 non-performing loan auction. Although negotiations continued with the lender in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title resulted in a recapture tax in 1997 and the allocation of taxable income which was reported on the investors' 1997 tax return (filed in 1998). The Partnership's carrying value of these investments for financial reporting purposes was zero; therefore, the transfer had no impact on the Partnership's operating results.

11.    Litigation

Lone Oak Housing Associates, Ltd., as was previously reported, was the defendant in a lawsuit in which the plaintiff had alleged negligence and deceptive Trade Act violations. This litigation has been settled by the insurance carrier and the case dismissed.

Willow Lake Partners II, L.P. ("Willow Lake") is the defendant in a lawsuit relating to an earlier lawsuit involving Willow Lake. As part of the Partnership's settlement with the former management agent, Willow Lake gave the management agent two cash flow notes. The former management agent is now claiming that Willow Lake has cash flow (so payments should have been made on the notes) and it is the Partnership's position that the property is running a deficit. On June 25, 1998, the court found for Willow Lake on summary judgement and ruled that there has been no default on the note. This litigation is no longer outstanding unless the former management agent decides to appeal.


12.  Extraordinary Item

For the year ended March 31, 1996, the Partnership recognized $1,279,618 of cancellation of indebtedness income attributable to three combined entities who had restructured their debt. For the year ended March 31, 1997, the Partnership recognized $51,595 of loss which was an adjustment to the cancellation of indebtedness income in the previous year. For the year ended March 31, 1998, the Partnership recognized $1,868,051 of cancellation of indebtedness income.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


13.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the year ended December 31, 1997, 1996 and 1995 is as follows:

                                                            1998              1997               1996
                                                       --------------    -------------      ---------

Net loss per Combined Statement of Operations          $   (3,597,835)   $  (7,208,441)     $  (5,440,551)
   Operating expenses not deductible in
     current year for tax purposes                                  -          483,083            452,028
   Other loss recognized for book purposes but not
     recognized for tax purposes                              693,904                -                  -
   Other loss recognized for tax purposes but
     not recognized for book purposes                               -                -           (106,755)
   Amortization of acquisition fees and expenses
     not deductible for tax purposes                          151,405          167,201            168,519
   Adjustment to reflect March 31 fiscal year-
     end to December 31 tax year-end                         (532,450)        (120,542)            27,286
   Adjustment for equity in loss of Local Limited
     Partnerships for financial reporting purposes
     over (under) equity in loss for tax purposes             660,767        1,423,554         (1,091,105)
   Adjustment for equity in loss of Local
     Limited Partnerships not recognized for
     financial reporting purposes                          (4,878,906)      (5,206,584)        (5,122,569)
   Cash distribution included in loss for financial
     reporting purposes                                       (60,229)         (13,687)           (11,338)
   Other                                                       18,251          (30,462)                 -
                                                       --------------    -------------      -------------
Net loss for federal income tax purposes               $   (7,545,093)   $ (10,505,878)     $ (11,124,485)
                                                       ==============    =============      =============


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $ 20,136,185        $   (838,860)       $ 20,975,045
                                                       ============        ============        ============
   Other assets                                        $ 16,995,602        $ 14,555,390        $  2,440,212
                                                       ============        ============        ============
   Liabilities                                         $ 12,474,903        $    938,274        $ 11,536,629
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes, the Partnership combines the financial statements of five Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $27,716,000 greater than for financial
reporting   purposes,   including   approximately   $25,919,000  of  losses  the
Partnership has not recognized relating to twenty-four Local Limited Partnerships whose cumulative equity in losses exceeded their total investments;
iii) the Partnership has provided a provision for valuation of $1,635,000 against three of its investments in Local Limited Partnerships for financial reporting purposes; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.



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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


14.  Supplemental Combining Schedules

                                 Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)



Assets
Cash and cash equivalents               $    212,569    $      99,298     $          -      $    311,867
Marketable securities, at fair value         275,387                -                -           275,387
Investments in Local Limited
   Partnerships, net of reserve
   for valuation                          23,426,701                -       (3,290,516)       20,136,185
Accounts receivable, net                     737,784           90,467         (737,784)           90,467
Interest receivable                           13,298                -                -            13,298
Notes receivable                           1,406,251                -       (1,406,251)                -
Prepaid expenses                               2,831           22,416                -            25,247
Tenant security deposits                           -           68,292                -            68,292
Replacement reserves                               -          194,671                -           194,671
Rental property at cost, net of
   accumulated depreciation                        -       15,451,119                -        15,451,119
Deferred acquisition fees escrow             225,000                -                -           225,000
Deferred expenses, net                             -          209,127                -           209,127
Other assets                                       -          131,127                -           131,127
                                        ------------    -------------     ------------      ------------
     Total assets                       $ 26,299,821    $  16,266,517     $ (5,434,551)     $ 37,131,787
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,588,474    $     851,829     $   (737,784)     $  1,702,519
Accounts payable and accrued
   expenses                                  222,010          262,807                -           484,817
Interest payable                                   -          312,091                -           312,091
Notes payable, affiliate                     514,968                -                -           514,968
Security deposits payable                          -           70,630                -            70,630
Due to affiliate                                   -          323,046                -           323,046
Deferred acquisition fees payable            225,000                -                -           225,000
General partner advances                           -          200,000                -           200,000
Mortgage notes payable                             -       10,048,083       (1,406,251)        8,641,832
                                        ------------    -------------     ------------      ------------
     Total liabilities                     2,550,452       12,068,486       (2,144,035)       12,474,903
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -          907,515           907,515
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       23,748,605        4,198,031       (4,198,031)       23,748,605

Net unrealized gains on marketable
   securities                                    764                -                -               764
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               23,749,369        4,198,031       (4,198,031)       23,749,369
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 26,299,821    $  16,266,517    $  (5,434,551)     $ 37,131,787
                                        ============    =============    =============      ============

(A) As of March 31, 1998.
(B) As of December 31, 1997 - see Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


14.  Supplemental Combining Schedules (continued)

                            Statements of Operations

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                               $          -       $ 2,470,887       $        -     $  2,470,887
   Investment                                 31,483             8,857                -           40,340
   Other                                     213,116            84,184          (75,245)         222,055
                                        ------------      ------------      -----------     ------------
     Total Revenue                           244,599         2,563,928          (75,245)       2,733,282
                                        ------------      ------------      -----------     ------------

Expenses:
   Asset management fees,
     related party                           423,223                 -                -          423,223
   General and administrative                493,519                 -                -          493,519
   Bad debt expense                          394,319                 -                -          394,319
   Property management fees                        -           179,980                -          179,980
   Rental operations, exclusive
     of depreciation                               -         1,725,621                -        1,725,621
   Interest                                    6,000           954,003          (75,245)         884,758
   Depreciation                                    -           767,716                -          767,716
   Amortization                              151,405            26,212                -          177,617
                                        ------------      ------------      -----------     ------------
     Total Expenses                        1,468,466         3,653,532          (75,245)       5,046,753
                                        ------------      ------------      -----------     ------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, loss on liquidation of interests in Local Limited
    Partnerships and
   extraordinary item                     (1,223,867)       (1,089,604)               -       (2,313,471)

Equity in losses of Local
   Limited Partnerships                   (2,355,717)                -         (931,727)      (3,287,444)

Minority interest in losses of Local
   Limited Partnerships                            -                 -          153,280          153,280

Loss on liquidation of interests
     in Local Limited Partnerships           (18,251)                -                -          (18,251)
                                        ------------      ------------      -----------     ------------

Net loss before extraordinary item        (3,597,835)       (1,089,604)        (778,447)      (5,465,886)

Extraordinary gain on
   cancellation of indebtedness                    -         1,868,051                -        1,868,051
                                        ------------      ------------      -----------     ------------

Net Income (Loss)                       $ (3,597,835)     $    778,447      $  (778,447)    $ (3,597,835)
                                        ============      ============      ===========     ============


(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997 - see Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)


14.      Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations          Combined
                                           L.P. III (A)        Entities (B)                 (A)                 (A)

Net Income (Loss)                         $   (3,597,835)     $     778,447       $   (778,447)      $  (3,597,835)
Adjustments to reconcile net
  income (loss) to net cash
  used for operating activities:
   Equity in losses of Local
     Limited Partnerships                      2,355,717                  -            931,727           3,287,444
   Bad debt expense                              394,319                  -                  -             394,319
   Loss on liquidation of interests
     in Local Limited Partnerships                18,251                  -                  -              18,251
   Provision for valuation of real estate              -                  -                  -                   -
   Extraordinary gain on cancellation of
     indebtedness                                      -         (1,868,051)                 -          (1,868,051)
   Cash distribution included in net loss        (26,674)                 -                  -             (26,674)
   Amortization and depreciation                 151,405            793,928                  -             945,333
   Gain on sale of marketable securities          (1,292)                 -                  -              (1,292)
   Minority interest in loss
     of Local Limited Partnerships                     -                  -           (153,280)           (153,280)
   Increase (decrease) in cash
     arising from changes in operating
     assets and liabilities:
     Accounts receivable                               -                703                  -                 703
     Interest receivable                          50,381                  -                  -              50,381
     Prepaid expenses                              5,662             (3,087)                 -               2,575
     Tenant security deposits                          -            (14,607)                 -             (14,607)
     Other assets                                      -            (39,409)                 -             (39,409)
     Accounts payable to affiliates              446,951             66,848                  -             513,799
     Accounts payable and accrued
     expenses                                     51,899             92,979                  -             144,878
     Interest payable                                  -             43,460                  -              43,460
     Tenant security deposits payable                  -              1,353                  -               1,353
                                          --------------      -------------       ------------       -------------
Net cash used for
   operating activities                         (151,216)          (147,436)                 -            (298,652)
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   (Advances to) reimbursements from
      affiliates                                (350,897)                 -            427,215              76,318
   Purchases of marketable securities           (448,522)                 -                  -            (448,522)
   Proceeds from sales and maturities
     of marketable securities                    508,457                  -                  -             508,457
   Cash distributions received from
     Local Limited Partnerships                  424,737                  -                  -             424,737
   Adjustment to cash upon
     liquidation of General Partner
     interest in a Combined Entity                     -            (11,821)                 -             (11,821)



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                      Statements of Cash Flows (continued)

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations      Combined
                                           L.P. III (A)        Entities (B)          (A)                 (A)

   Decrease in deferred acquisition fee
     escrow                                      112,500                  -                  -             112,500
   Payment of deferred acquisition fee          (112,500)                 -                  -            (112,500)
   Releases from replacement reserves                  -              6,916                  -               6,916
   Additions to fixed assets                           -           (335,745)                 -            (335,745)
                                          --------------      -------------       ------------       -------------
Net cash provided by (used for)
   investing activities                          133,775           (340,650)           427,215             220,340
                                          --------------      -------------       ------------       -------------
Cash flows from financing
activities:
   Repayment of mortgage notes
      payable                                          -           (121,847)            17,002            (104,845)
   Advances from affiliate                             -            542,625           (427,215)            115,410
   Repayment of notes
     receivable, affiliate                        17,002                  -            (17,002)                  -
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                           17,002            420,778           (427,215)             10,565
                                          --------------      -------------       ------------       -------------

Net decrease in
   cash and cash equivalents                        (439)           (67,308)                 -             (67,747)

Cash and cash equivalents,
   beginning                                     213,008            166,606                  -             379,614
                                          --------------      -------------       ------------      --------------

Cash and cash equivalents,
   ending                                 $      212,569      $      99,298       $          -      $      311,867
                                          ==============      =============       ============      ==============


(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997 - see Note 2.

                                                            COST OF INTEREST             NET IMPROVEMENTS
                           NUMBER        TOTAL             AT ACQUISTION DATE              CAPTIALIZED        GROSS AMOUNT AT
                                                                                                              WHICH CARRIED AT
                                                                                                             DECEMBER 31, 1997
                                                    ----------------------------------                       -------------------
                             OF          ENCUM-                       BUILDINGS AND       SUBSEQUENT TO           LAND AND
      DESCRIPTION           UNITS      BRANCES *         LAND         IMPROVEMENTS          ACQUISITON          IMPROVEMENTS
--------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Harbour View                 122          9,549,824      $  406,704       $11,193,508            $   547,457         $  413,140
Staten Island, NY
Willow Lake Apts**           132          2,723,285         100,000         5,143,801               (43,808)            134,196
 Kansas City, MO
West Dade I                  122          4,069,062         626,698         4,572,095                597,462            626,698
 Miami, FL
West Dade II                 209          8,322,852       1,213,707         8,416,939              2,527,205          1,118,822
 Miami, FL
Westwood Manor               144          3,300,541         191,987         4,091,974                106,937            191,987
 Flint, MI
Rolling Hills (C)             0                   0          10,000         6,791,690            (6,801,690)                  0
 Dayton, OH
Regency Square (C)            0                   0         150,000         6,777,207            (6,927,207)                  0
 Dayton, OH
Buffalo Shoreline            142          6,764,993         153,588         5,106,986                943,067            153,588
 Buffalo, NY
Buffalo Waterfront           472         24,198,938         202,452        17,775,357              2,589,895            202,452
 Buffalo, NY
Fox Run                      150          4,119,338         452,610         5,039,028                116,283            498,304
 Victoria, TX
Boulevard II                 19             704,976               0           965,670                384,682             15,600
 Chicago, IL
The Colony                   300          8,596,401       1,298,638         8,814,688                300,713          1,323,009
 Columbia, SC
Boulevard IIA                42           1,516,400          11,786         2,467,433                621,660             34,400
 Chicago, IL
Ashley Place                 96           2,809,702              10         3,951,009                862,321                 10
 Orlando, FL
Admiral Court                46           2,551,928          60,637         4,751,321                363,894             60,637
 Philadelphia, PA
Syracuse Apartments           8             240,939          17,669           289,821                  3,301             17,669
 Syracuse, KS
El Jardin                    236          6,702,965         742,000         8,480,839                200,862            742,000
 Davie, FL
Elmwood Delmar               95           3,133,280          67,097         4,111,291                 50,856             74,221
 Aurora, CO
Crestwood Place (B)           0                   0           5,000           458,287              (463,287)                  0
 Bridgeport, TX
Willowick Apts**             60             774,053          10,956         1,455,934              (316,883)             60,813
 Gainesville, TX
Ellsworth Apartments         12             328,587          18,000           390,835                  1,647             18,000
 Ellsworth, KS
Satanta Apartments            8             223,804          23,593           264,336                      0              7,500
 Satanta, KS
Rossville Apartments         10             279,389          23,950           259,486                 72,433             23,950
 Rossville, KS
Columbia Town House          56           1,395,897         167,000           885,042              1,078,618            168,303
 Burlington, IA
Quarter Mill                 266          7,152,267       1,139,508         2,530,458             12,666,987          5,571,829
 Richmond, VA
One Main Place (B)            0                   0          19,458           414,803              (434,261)                  0
 Little Elm, TX
Pilot Point (B)               0                   0          24,805           575,107              (599,912)                  0
 Pilot Point, TX
Sherwood Arms (A)             0                   0          32,439           658,300              (690,739)                  0
 Keene, TX
Crown Point (A)               0                   0          13,642           371,717              (385,359)                  0
 Venus, TX
Godley Arms (A)               0                   0          26,156           250,345              (276,501)                  0
 Godley, TX
South Holyoke                48           2,727,618         105,250         4,095,471              (155,386)            105,250
 South Holyoke, MA
Walker Woods                 51           2,347,633         159,104         2,954,196              1,016,692            159,104
 Dover, DE
Shady Shores (B)              0                   0          30,778           723,316              (754,094)                  0
 Lake Dallas, TX
Eagle Wood Apts.             40           1,115,356               0         1,382,855                 52,491             45,510
 Covington, TN
Georgetown II                50           1,736,325               0         1,079,160              1,726,090                  0
 Georgetown, DE
Blue Mountain Apts.          217          9,821,059         618,994        14,308,698                159,434            618,994
 Boston, MA
Garden Plain                 12             303,429          15,849           362,584                     54             15,932
 Garden Plain, KS
Fulton Apartments            24             799,988               0           985,000                 35,000             28,000
 Fulton, KY
Lone Oak (B)                  0                   0          34,437           803,419              (837,856)                  0
 Graham, TX
Hallett-West Apts (B)         0                   0          18,500           322,596              (341,096)                  0
 Hallettsville, TX
Glenbrook (A)                 0                   0          13,636           310,294              (323,930)                  0
 St. Jo, TX
Eagles Nest (B)               0                   0          49,340         1,153,573            (1,202,913)                  0
 Decatur, TX
Billings Family              12             283,313          14,032           327,478                  2,855             14,070
 Billings, MO
Brownsville                  28             786,207          31,000           980,353                  7,480             31,000
 Brownsville, TN
Wayne Senior                 15             429,047          30,949           494,381                  1,660             31,281
 Wayne, NE
Longview                     14             398,864          29,710           461,233                  2,560             29,710
 Humboldt, KS
Horseshoe Bend               24             649,773          21,780           816,289                  1,668             21,780
 Horseshoe Bend, AR
Briarwood II                 32           1,111,603         105,000         1,331,661                  8,587            105,000
 Lake Havasua, AZ
Quail Run (A)                 0                   0           8,158           458,464              (466,622)                  0
 Iowa Park, TX
Smithville                   24             545,783          28,840           585,285                    957             28,840
 Smithville, MO
Aurora East                  125          3,990,938         308,324         4,402,417                194,620            308,324
 Denver, CO
Elver Park II                56           1,692,255         348,138         2,509,630                 18,106            348,138
 Madison, WI
Elver Park III               48           1,455,941         135,465           582,652              1,804,381            217,507
 Madison, WI
Tucson Trails                48           1,422,159         138,240           588,915              1,795,470            193,866
 Madison, WI
Tucson Trails II             48           1,428,872         138,240           281,704              2,104,333            194,388
 Madison, WI
Pleasant Plaza               125         12,285,989         303,775        15,691,150                 95,642            303,775
 Malden, MA
241 Pine Street**            50                   0         130,900         2,564,381            (1,446,741)            130,900
 Manchester, NH
Oak Grove                    24             562,597          35,000           169,708                518,659             35,000
 Oak Grove, MO
Wood Creek                   104          3,276,957         475,000         4,203,585              1,398,056            842,496
 Calcium, NY
Breckenridge Creste**        164          4,765,180         845,000           811,111              7,771,870            822,577
 Duluth, GA
Bolivar Apartments           20             467,424          30,000           190,970                360,983             30,000
 Boliver, MO
Lexington Civic              24             817,827          15,000           650,260                308,677             15,000
 Lexington, TN
Riverfront Apartments        200          7,498,417         140,333         9,845,838                668,398            140,333
 Sunbury, PA
Susquehanna View             201          9,051,781         373,702        10,743,951                677,748            373,702
 Camp Hill, PA
Westgate Associated          20             639,652          45,500           750,700                  1,478             20,000
 Perryville, AR
Altheimer Associates         20             598,519          10,000           725,429                  4,077             10,000
 Altheirmer, AR
The Temple-Kyle **           64           1,406,251          93,564           931,860              2,702,411             97,319
 Temple, TX
Diversey Square              48           2,574,830          50,000         3,253,496                 92,537             50,000
 Chicago, IL
Poplar Village               36           1,202,859          60,000         1,427,725                      0             60,000
 Cumberland, KY

                                     -------------------------------------------------------------------------------------------
                                        177,653,867      12,201,628       211,517,095             25,100,969         16,884,924

Less:  Combined Entities **             (9,668,769)     (1,180,420)      (10,907,087)            (8,666,849)        (1,245,805)

                                     ===========================================================================================
                                        167,985,098     $11,021,208      $200,610,008            $16,434,120        $15,639,119
                                     ===========================================================================================



                                                                                                     LIFE ON WHICH
                                                                                                     DEPRECTIATION
                                    BUILDING AND                          ACCUMULATED      DATE       IS COMPUTED        DATE
          DESCRIPTION               IMPROVEMENTS          TOTAL           DEPRECIATON      BUILT        (YEARS)        ACQUIRED
----------------------------------------------------------------------------------------------------------------------------------

Multi-family residential
property:
Harbour View                           $ 11,734,529        $12,147,669      $  2,739,681      1990        5-40         09/29/89
 Staten Island, NY
Willow Lake Apts**                        5,065,797          5,199,993         1,651,724      1989        5-40         12/20/89
 Kansas City, MO
West Dade I                               5,169,557          5,796,255         1,736,764   Various        5-40         12/31/88
 Miami, FL
West Dade II                             11,039,029         12,157,851         3,537,781   Various        5-40         12/31/88
 Miami, FL
Westwood Manor                            4,198,911          4,390,898         1,589,603   Various        5-40         02/21/89
 Flint, MI
Rolling Hills (C)                                 0                  0                 0      1969        5-40         03/13/89
 Dayton, OH
Regency Square (C)                                0                  0                 0      1963        5-40         03/13/89
 Dayton, OH
Buffalo Shoreline                         6,050,053          6,203,641         2,080,631   Various        5-40         04/28/89
 Buffalo, NY
Buffalo Waterfront                       20,365,252         20,567,704         7,140,637   Various        5-40         04/28/89
 Buffalo, NY
Fox Run                                   5,109,617          5,607,921         1,564,640      1975        5-40         04/07/89
 Victoria, TX
Boulevard II                              1,334,752          1,350,352           383,554      1920        5-40         04/04/89
 Chicago, IL
The Colony                                9,091,030         10,414,039         4,010,344      1950        5-40         05/19/89
 Columbia, SC
Boulevard IIA                             3,066,479          3,100,879           834,386   Various        5-40         04/04/89
 Chicago, IL
Ashley Place                              4,813,330          4,813,340         1,470,939      1989        5-40         06/23/89
 Orlando, FL
Admiral Court                             5,115,215          5,175,852         1,009,300      1920        5-40         06/07/89
 Philadelphia, PA
Syracuse Apartments                         293,122            310,791           102,288      1989        5-40         06/30/89
 Syracuse, KS
El Jardin                                 8,681,701          9,423,701         2,643,091      1973        5-40         06/14/89
 Davie, FL
Elmwood Delmar                            4,155,023          4,229,244         1,255,712      1957        5-40         05/16/89
 Aurora, CO
Crestwood Place (B)                               0                  0                 0      1975        5-40         06/05/89
 Bridgeport, TX
Willowick Apts**                          1,089,194          1,150,007           375,954      1975        5-40         06/30/89
 Gainesville, TX
Ellsworth Apartments                        392,482            410,482           124,091      1975        5-40         07/19/89
 Ellsworth, KS
Satanta Apartments                          280,429            287,929            91,289      1989        5-40         07/28/89
 Satanta, KS
Rossville Apartments                        331,919            355,869           100,590      1990        5-40         07/28/89
 Rossville, KS
Columbia Town House                       1,962,357          2,130,660           629,043      1990        5-40         07/28/89
 Burlington, IA
Quarter Mill                             10,765,124         16,336,953         4,185,073      1990        5-40         08/02/89
 Richmond, VA
One Main Place (B)                                0                  0                 0      1989        5-40         08/22/89
 Little Elm, TX
Pilot Point (B)                                   0                  0                 0      1989        5-40         08/22/89
 Pilot Point, TX
Sherwood Arms (A)                                 0                  0                 0      1989        N/A          08/22/89
 Keene, TX
Crown Point (A)                                   0                  0                 0      1989        N/A          08/22/89
 Venus, TX
Godley Arms (A)                                   0                  0                 0      1989        N/A          08/25/89
 Godley, TX
South Holyoke                             3,940,085          4,045,335           937,876      1988        5-40         08/29/89
 South Holyoke, MA
Walker Woods                              3,970,888          4,129,992           777,696      1990        5-40         08/30/89
 Dover, DE
Shady Shores (B)                                  0                  0                 0      1989        5-40         08/30/89
 Lake Dallas, TX
Eagle Wood Apts.                          1,389,836          1,435,346           402,273      1990        5-40         09/06/89
 Covington, TN
Georgetown II                             2,805,250          2,805,250           594,112      1990        5-40         09/28/89
 Georgetown, DE
Blue Mountain Apts.                      14,468,132         15,087,126         4,561,134   Various        5-40         09/29/89
 Boston, MA
Garden Plain                                362,555            378,487           123,064      1990        5-40         08/09/89
 Garden Plain, KS
Fulton Apartments                           992,000          1,020,000           282,664      1990        5-40         10/05/89
 Fulton, KY
Lone Oak (B)                                      0                  0                 0      1990        5-40         10/06/89
 Graham, TX
Hallett-West Apts (B)                             0                  0                 0      1989        5-40         11/20/89
 Hallettsville, TX
Glenbrook (A)                                     0                  0                 0      1989        N/A          10/06/89
 St. Jo, TX
Eagles Nest (B)                                   0                  0                 0      1989        5-40         10/06/89
 Decatur, TX
Billings Family                             330,295            344,365           108,852      1989        5-40         08/09/89
 Billings, MO
Brownsville                                 987,833          1,018,833           382,203      1989        5-40         08/09/89
 Brownsville, TN
Wayne Senior                                495,709            526,990           153,549      1988        5-40         08/09/89
 Wayne, NE
Longview                                    463,793            493,503           126,897      1988        5-40         10/13/89
 Humboldt, KS
Horseshoe Bend                              817,957            839,737           320,252      1988        5-40         08/09/89
 Horseshoe Bend, AR
Briarwood II                              1,340,248          1,445,248           494,318      1989        5-40         10/04/89
 Lake Havasua, AZ
Quail Run (A)                                     0                  0                 0      1989        N/A          10/06/89
 Iowa Park, TX
Smithville                                  586,242            615,082           154,467      1987        5-40         08/09/89
 Smithville, MO
Aurora East                               4,597,037          4,905,361         2,155,806      1972        5-40         11/06/89
 Denver, CO
Elver Park II                             2,527,736          2,875,874           700,593      1989        5-40         11/09/89
 Madison, WI
Elver Park III                            2,304,991          2,522,498           554,725      1990        5-40         11/09/89
 Madison, WI
Tucson Trails                             2,328,759          2,522,625           556,478      1990        5-40         11/22/89
 Madison, WI
Tucson Trails II                          2,329,889          2,524,277           544,349      1990        5-40         11/23/89
 Madison, WI
Pleasant Plaza                           15,786,792         16,090,567         4,994,400      1989        5-40         12/01/89
 Malden, MA
241 Pine Street**                         1,117,640          1,248,540           509,905      1988        5-40         12/04/89
 Manchester, NH
Oak Grove                                   688,367            723,367           147,795      1991        5-40         11/24/89
 Oak Grove, MO
Wood Creek                                5,234,145          6,076,641         1,786,977      1990        5-40         12/15/89
 Calcium, NY
Breckenridge Creste**                     8,605,404          9,427,981         2,196,758      1990        5-40         12/19/89
 Duluth, GA
Bolivar Apartments                          551,953            581,953           160,616      1990        5-40         12/15/90
 Boliver, MO
Lexington Civic                             958,937            973,937           216,898      1990        5-40         12/29/90
 Lexington, TN
Riverfront Apartments                    10,514,236         10,654,569         2,307,440      1990        5-40         12/26/89
 Sunbury, PA
Susquehanna View                         11,421,699         11,795,401         2,553,874      1988        5-40         12/26/89
 Camp Hill, PA
Westgate Associated                         777,678            797,678           223,785      1990        5-40         05/01/90
 Perryville, AR
Altheimer Associates                        729,506            739,506           208,777      1990        5-40         04/18/90
 Altheirmer, AR
The Temple-Kyle **                        3,630,516          3,727,835           568,896      1991        5-40         06/12/90
 Temple, TX
Diversey Square                           3,346,033          3,396,033           972,706      1990        5-40         12/01/90
 Chicago, IL
Poplar Village                            1,427,725          1,487,725           300,085      1991        5-40         12/30/90
 Cumberland, KY

                                 --------------------------------------------------------
                                        231,934,768        248,819,692        70,337,335

Less:  Combined Entities **            (19,508,551)       (20,754,356)       (5,303,237)

                                 ========================================================
                                       $212,426,217       $228,065,336       $65,034,098
                                 ========================================================


The   aggregate   cost  for  Federal   Income  Tax  purposes  is   approximately
$250,568,000.

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

(B) During the year ended March 31, 1998, the Partnership has transferrred all of the assets of seven of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(C) During the year ended March 31, 1998, the Partnership has transferrred the titles of Regency and Rolling Hills to the lender.

Summary of property owned and accumulated depreciation:

Property Owned  December 31, 1997
--------------------------------------------------------------------------------
Balance at beginning of period                                     $241,747,268
     Additions during period:
     Acquisitions through foreclosure                     $0
     Other acquisitions                               27,189
     Improvements etc.                             1,267,479
                                            -----------------
                                                                      1,294,668
  Deductions during period:
     Cost of real estate and fixed assets sold         (174)
     Eliminations - 1996 Combined entities       23,310,668
     Eliminations - 1997 Combined Entities      (20,754,356)
     Properties disposed of (B)                  (3,746,454)
     Properties disposed of (C)                 (13,786,284)
                                                                    (14,976,600)
                                                        ------------------------
Balance at close of period                                         $228,065,336
                                                        ========================




Property Owned  December 31, 1996
--------------------------------------------------------------------------------
Balance at beginning of period                                     $252,533,482
     Additions during period:
     Acquisitions through foreclosure                     $0
     Other acquisitions                              226,465
     Improvements etc.                               623,525
                                            -----------------
                                                                        849,990
  Deductions during period:
     Cost of real estate and fixed assets sold      (33,471)
     Eliminations - 1995 Combined entities       15,852,398
     Eliminations - 1996 Combined Entities      (23,310,668)
     Provision for valuation of real estate      (1,748,708)
     Properties disposed of (A)                  (2,395,755)
                                            -----------------
                                                                    (11,636,204)
                                                        ------------------------
Balance at close of period                                         $241,747,268
                                                        ========================




Property Owned  December 31, 1995
--------------------------------------------------------------------------------
Balance at beginning of period                                     $248,571,597
     Additions during period:
     Acquisitions through foreclosure                     $0
     Other acquisitions                               77,498
     Improvements etc.                             4,576,477
                                            -----------------
                                                                      4,653,975
  Deductions during period:
     Cost of real estate and fixed assets sold        (1,408)
     Eliminations - 1994 Combined entities        15,161,716
     Eliminations - Combined Entities            (15,852,398)
     Fixed assets of properties disposed of(B)             0
                                            -----------------
                                                                       (692,090)
                                                        ------------------------
Balance at close of period                                         $252,533,482
                                                        ========================

Accumulated Depreciation  December 31, 1997
---------------------------------------------------------
Balance at beginning of period               $61,965,823
     Additions during period:
     Eliminations - 1996                       5,426,434
     Eliminations - 1997                     (5,303,237)
     Properties disposed of (B)                (931,508)
     Properties disposed of (C)              (4,045,351)
     Depreciation                              7,921,937
                                       ------------------
Balance at close of period                   $65,034,098
                                       ==================










Accumulated Depreciation  December 31, 1996
---------------------------------------------------------
Balance at beginning of period               $55,943,640
     Additions during period:
     Eliminations - 1995                       3,034,245
     Eliminations - 1996                     (5,426,434)
     Properties disposed of (A)                (421,819)
     Depreciation                              8,836,191
                                       ------------------
Balance at close of period                   $61,965,823
                                       ==================











Accumulated Depreciation  December 31, 1995
---------------------------------------------------------
Balance at beginning of period               $47,158,822
     Additions during period:
     Eliminations - 1994                       2,653,279
     Eliminations - 1995                     (3,034,245)
     Properties disposed of (B)                       -
     Depreciation                              9,165,784
                                       ------------------
Balance at close of period                   $55,943,640
                                       ==================

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1996
                       Reports of Independent Auditors
[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(773) 777-4445
FAX (773) 777-6557

INDEPENDENT AUDITOR'S REPORT

To the Partners of                                   HUD Field Office Director
DIVERSEY SQUARE ASSOCIATES II                         Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of DIVERSEY SQUARE ASSOCIATES II (An Illinois Limited Partnership), Project No. 071-35573, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DIVERSEY SQUARE ASSOCIATES II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with the Government Auditing Standards, we have also issued reports dated January 30, 1998 on compliance with specific requirements applicable to major HUD programs, compliance with specific requirements applicable to Affirmative Fair Housing, our consideration of the internal control structure and on compliance with laws and regulations.

The supporting data included in this report shown on pages 19 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements, and in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/FRIDUSS, LUKEE, SCHIFF & CO., P.C.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.                                 36-3087225
Certified Public Accountants                              Mr. Bruce C. Schiff
                                                               (773) 777-4445
Chicago, Illinois
January 30, 1998

[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(773) 777-4445
FAX (773) 777-6557

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

In accordance with the Government Auditing Standards,we have also issued reports dated January 30, 1997 on compliance with specific requirements applicable to major HUD programs, compliance with specific requirements applicable to Affirmative Fair Housing, our consideration of the internal control structure and on compliance with laws and regulations.

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
Certified Public Accountants                              Mr. Bruce C. Schiff
                                                               (773) 777-4445
Chicago, Illinois
January 30, 1997

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1997, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 30, 1998

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

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO
INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, CO

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-94007, as of December 31, 1997 and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-94007, as of December 31, 1997, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 30, 1998

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

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

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

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

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1997, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
February 2, 1998

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

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

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

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

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 30, 1996

[Letterhead]
[LOGO]
Dauby O'Conner & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates, L.P., (a New Hampshire Limited Partnership), as of December 31, 1997 and the related statement of income (loss), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates, L.P. as of December 31, 1997, and the results of its' operations for the year then ended in conformity with generally accepted accounting principles.

                                               /s/Dauby O'Conner & Zaleski

February 1, 1998                                   Dauby O'Conner & Zaleski
Carmel, Indiana                             Certified Public Accountants

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

                                               /s/Dauby O'Conner & Zaleski

January 4, 1996                                   Dauby O'Conner & Zaleski
Carmel, Indiana                             Certified Public Accountants

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

                                               /s/Dauby O'Conner & Zaleski

January 4, 1996                                   Dauby O'Conner & Zaleski
Carmel, Indiana                             Certified Public Accountants

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


INDEPENDENT  AUDITORS'REPORT

To the Partners
Brownsville Associates, L.P.
Brownsville, Tennessee

We have audited the accompanying balance sheets of Brownsville Associates, L.P. (a Missouri limited partnership), Rural Development Case No.: 48-038-431399553 as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Brownsville Associates, L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
JANUARY 21, 1998

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


INDEPENDENT AUDITORS' REPORT

To the Partners
Briarwood Associates II, L.P.

We have audited the accompanying balance sheets of Briarwood Associates II, L.P. (a Missouri limited Partnership), Rural Development Case No.: 02-027-431303694 as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Associates II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Briarwood Associates II, L.P.'s internal control structure and a report dated February 10, 1998 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s, P.A.
Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s,P.A.
TOPEKA, KANSAS
February 2, 1998

 [Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

INDEPENDENT AUDITORS' REPORT

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


/s/Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s, P.A.
Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s,P.A.
TOPEKA, KANSAS
February 10, 1997

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Altheimer Associates I, L.P.
Altheimer, Arkansas

We have audited the accompanying balance sheets of Altheimer Associates I, L.P., (a Missouri limited Partnership), FmHA Case No.: 03-035-431479737, as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Altheimer Associates I, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 3, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Altheimer Associates I, L.P.
Altheimer, Arkansas

We have audited the accompanying balance sheets of Altheimer Associates I, L.P., (a Missouri limited Partnership), FmHA Case No.: 03-035-431479737, as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 3, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
February 3, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Bolivar Senior Housing, L.P.
Wayne, Nebraska

We have audited the accompanying balance sheet of Bolivar Senior Housing, L.P., (a Missouri limited Partnership), RECD Case No.: 29-084-481063570, as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bolivar Senior Housing, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
January 31, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Bolivar Senior Housing, L.P.
Wayne, Nebraska

We have audited the accompanying balance sheet of Bolivar Senior Housing, L.P., (a Missouri limited Partnership), RECD Case No.: 29-084-481063570, as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Braunsdorf, Carlson and Clinkinbeard
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
January 31, 1997

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

February 2, 1994

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Fulton Associates I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Fulton Associates I LP (A Limited Partnership), a FmHA Project, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Associates I LP (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Tennessee
January 25, 1998

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

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
February 10, 1997

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Eaglewood VIII LP (A Limited Partnership), a FmHA Project, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eaglewood VIII LP (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control structure and a report dated February 9, 1998 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 26, 1998

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

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

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of the limited partnership's internal control structure and a report dated February 9, 1996 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
February 11, 1997

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership III as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership III as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 12, 1998

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

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

/s/Suby, Von Haden & Associates, S.C.

January 15, 1997

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Elver Park Limited Partnership II as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 13, 1998

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

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

/s/Suby, Von Haden & Associates, S.C.
January 14, 1997

[Letterhead]
[LOGO]
Robert Ercolini & Company L.L.P.
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership               HUD Area Office
Boston, Massachusetts                                    Boston, Massachusetts

We have  audited the  accompanying  balance  sheet of Blue  Mountain  Associates
Limited Partnership (a Massachusetts Limited Partnership), HUD Project No. 023-36609 as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of Blue Mountain Associates Limited Partnership's internal control structure, a report dated January 23, 1998 on its compliance with laws and regulations, and reports dated January 23, 1998 on its compliance with specific requirements applicable to HUD Programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 16 through 21 and pages 29 through 42) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, its fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP
Robert Ercolini & Company L.L.P.
January 24, 1998

[Letterhead]
[LOGO]
Robert Ercolini & Company L.L.P.
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Fax (617) 426-5252

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

/s/ Robert Ercolini & Company LLP
Robert Ercolini & Company L.L.P.
January 23, 1997

[Letterhead]
[LOGO]
Robert Ercolini & Company
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
Fax (617) 426-5252

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

/s/ Robert Ercolini & Company
Robert Ercolini & Company
January 26, 1996

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners                        HUD Field Office Director
Boulevard Commons Limited Partnership                Chicago, Illinois
Chicago, Illinois

We have audited the  accompanying  balance  sheet of Boulevard  Commons  Limited
Partnership II ( a Limited Partnership), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP II as of December 31, 1997, and its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

January 23, 1998

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners                        HUD Field Office Director
Boulevard Commons Limited Partnership                Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of Boulevard Commons Limited Partnership II, Project No. 071-35592, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP II as of December 31, 1996, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

January 17, 1997

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Boulevard Commons Limited Partnership IIA
Chicago, Illinois

We have audited the accompanying balance sheet of Boulevard Commons Limited Partnership IIA., (a Limited Partnership) as of December 31, 1997 and the related statements of profit and loss (HUD-92419), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED Partnership IIA at December 31, 1997, and its operations, changes in partners' equity, and its cash flows for the year then ended , in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892
January 17, 1998

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Boulevard Commons Limited Partnership IIA
Chicago, Illinois

We have audited the accompanying balance sheet of Boulevard Commons Limited Partnership IIA., (a Limited Partnership) as of December 31, 1996 and the related statements of profit and loss (HUD-92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED Partnership IIA at December 31, 1996, and its operations, changes in partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892
January 17, 1997

[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Boulevard Commons Limited Partnership IIA
Chicago, Illinois

We have audited the balance sheet of Boulevard Commons Limited Partnership IIA., (a Limited Partnership) as of December 31, 1995 and the related statements of profit and loss (HUD-92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED Partnership IIA at December 31, 1995, and its operations, changes in partners' equity, and its cash flows for the year then ended, conformity with generally accepted accounting principles.

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892
January 17, 1996

[Letterhead]
[LOGO]
Reznick, Fedder & Silverman
Certified Public Accountants
Charlotte, North Carolina

INDEPENDENT AUDITORS' REPORT

To the Partners of
El Jardin of Davie, Ltd.
  (A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of El Jardin of Davie, Ltd. (FHA Project No. 066-10539-REF) as of December 31, 1997, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of El Jardin of Davie, Ltd. (FHA Project No. 066-10539-REF) at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the US Department of Housing and Urban Development ("HUD"), we have also issued a report dated February 24, 1998, on our consideration of El Jardin of Davie, Ltd.'s internal control structure, and reports dated February 24, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Charlotte, North Carolina
January 16, 1998

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

[Letterhead]
[LOGO]
Deloitte & Touche
Orlando, Florida

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1997 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloite & Touche LLP
February 2, 1998

[Letterhead]
[LOGO]
Deloitte & Touche
Orlando, Florida

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1996 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Deloite & Touche LLP
February 2, 1997

[Letterhead]
[LOGO]
Deloitte & Touche
Orlando, Florida

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


/s/Deloite & Touche LLP
February 2, 1996

 [Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Certified Public Accountants
Morriston, Tennessee 37815


INDEPENDENT AUDITOR'S REPORT

General Partners                         Mr. Angelo Schioscia, State Coordinator
Partners                                    U.S. Department of Housing and
The Colony Apartments, L.P.                 Urban Development
1504 Riverview Tower                        Strom Thurmond Federal Building
900 S. Gay Street                           1835-45 Assembly Street. 11th Floor
Knoxville, Tennessee                        Columbia, South Carolina 29201

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership) as of December 31, 1997, and the related statements income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

General Partners
The Colony Apartments, L.P.                                          Page 2

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1998, on our consideration of The Colony Apartments, L.P.'s internal control structure and reports dated January 21, 1998, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
January 24, 1998

 [Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Certified Public Accountants
Morriston, Tennessee 37815

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

/s/Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
January 21, 1997

[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter
Certified Public Accountants
Morriston, Tennessee 37815

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

[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Aurora, CO

Partners
Aurora Properties, Ltd.
d/b/a Aurora East Apartments
Aurora, Colorado

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Aurora Properties Ltd. d/b/a Aurora East Apartments, Project No. 101-10522 (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurora Properties Ltd., d/b/a Aurora East Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 10, 1998 on my consideration of Aurora Properties Ltd., d/b/a Aurora East Apartments, internal control structure and reports dated February 3, 1998 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD program.

/s/ Larry O'Donnell, CPA, PC
Larry O'Donnell, CPA, PC
February 10, 1998
Federal Identification Number 84-1075467

[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Aurora, CO

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

/s/ Larry O'Donnell, CPA, PC
Larry O'Donnell, CPA, PC
February 3, 1997
Federal Identification Number 84-1075467

[Letterhead]
[LOGO]
VMCHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants and Business Advisors

INDEPENDENT AUDITOR'S REPORT

To the Partners
Columbia Townhouse Associates Limited Partnership
Des Moines, Iowa

We have audited the accompanying balance sheets of Columbia Townhouse Associates Limited Partnership, HUD Project No. 074-35189, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Townhouse Associates Limited Partnership as of December 31, 1997 and
1996, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1998, on our consideration of the Partnership's internal control structure and reports, dated January 31, 1998, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1998

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1997

Other auditor information:
Lead Auditor - Michael W. McNichols
Federal ID Number- 42-1104473

[Letterhead]
[LOGO]
Fishbein & Company
Certified Public Accountants                              February 5, 1998
Elkins Park, PA

INDEPENDENT AUDITOR'S REPORT

Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of ADMIRAL HOUSING LIMITED PARTNERSHIP, as of December 31, 1997 and 1996 and the related statements operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 10 and 11) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Fishbein & Company P.C.

[Letterhead]
[LOGO]
Fishbein & Company
Certified Public Accountants                              January 31, 1997
Elkins Park, PA

INDEPENDENT AUDITOR'S REPORT

Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of ADMIRAL HOUSING LIMITED PARTNERSHIP, as of December 31, 1996 and 1995 and the related statements operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 9 and 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Fishbein & Company P.C.

[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Philadelphia, PA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Georgetown Associates II, L.P., as of December 31, 1997 and December 31, 1996, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Associates II, L.P., as of December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 through 15) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Georgetown Associates II, L.P. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.
January 30, 1998

[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Philadelphia, PA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wilmington, Delaware

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

/s/Halbert, Katz & Co., P.C.
January 30, 1997

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Associates I LP (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control structure and a report dated January 26, 1998 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 26, 1998

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of the limited partnership's internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
February 12, 1997

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. (a Kansas limited partnership), RECD Case No.: 18-001-431454412, as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Longview Apartments, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 31, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. (a Kansas limited partnership), RECD Case No.: 18-001-431454412, as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 31, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
January 31, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove, Missouri

We have audited the accompanying balance sheet of Missouri Rural Housing of Oak Grove, L.P. (a Missouri limited partnership), as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Missouri Rural Housing of Oak Grove, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 9, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove, Missouri

We have audited the accompanying balance sheet of Missouri Rural Housing of Oak Grove, L.P. (a Missouri limited partnership), as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 9, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 9, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership (a Missouri limited partnership), RECD Case No:
29-024-480975973 as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 7, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership (a Missouri limited partnership), RECD Case No:
29-024-480975973 as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 7, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 7, 1996

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westgate Associates I, L.P. (a Missouri limited partnership), FmHA Case No: 03-053-431477863 as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates I, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 6, 1998

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westgate Associates I, L.P. (a Missouri limited partnership), FmHA Case No: 03-053-431477863 as of December 31, 1996 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 6, 1997

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard,  CPA's, P.A.
TOPEKA, KANSAS
February 6, 1996

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership I as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership I as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 12, 1998

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

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

/s/Suby, Von Haden & Associates, S.C.
January 17, 1997

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership II as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership II as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 17, 1997

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI
INDEPENDENT AUDITOR'S REPORT

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

/s/Suby, Von Haden & Associates, S.C.
January 17, 1997

[Letterhead]
[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Walker Woods Partners, L.P.
Dover, Delaware 19901

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Walker Woods Partners, L.P. as of December 31, 1997 and 1996, and the statements of income, cash flows and owners' equity and for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Walker Woods Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.

/s/Patterson & Kelly, P.A.
Patterson & Kelly, P.A.
Dover, Delaware
February 12, 1998

[Letterhead]
[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Walker Woods Partners, L.P.
Dover, Delaware 19901

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

[Letterhead]
[LOGO]
Reznick, Fedder & Silverman

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Waterfront Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Waterfront Limited Partnership, DHCR No.: UDC-13 as of December 31, 1997 and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' (deficiency) and cash flows as of December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, DHCR No.: UDC-13, as of December 31, 1997, and the results of its operations, the changes in partners' (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998 on our consideration of Waterfront Limited Partnership's internal control structure and a report dated January 30, 1998 on its compliance with laws and regulations.

/s/Reznick, Fedder & Silverman
Boston, Massachusetts
January 30, 1998

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

/s/Coopers & Lybrand L.L.P
Boston, Massachusetts
February 6, 1996

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd.(FHA Project No. 066-94021) as of December 31, 1997, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), we have also issued a report dated February 5, 1998, on our consideration of West Dade, Ltd.'s internal control structure, and reports dated February 5, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 17 to 22 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. (FHA
Project No. 066-94021). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 5, 1998

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd.(FHA Project No. 066-94021) as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), we have also issued a report dated January 31, 1997, on our consideration of West Dade, Ltd.'s internal control structure, and reports dated January 31, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 17 to 22 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. (FHA Project No. 066-94021). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

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

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 26, 1996

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1997, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-94022) at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD") we have also issued a report dated February 6, 1998 on our consideration of West Dade, Ltd. II's internal control structure, and reports dated February 6, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 22 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. II (FHA Project No. 066-94022). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 6, 1998

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD") we have also issued a report dated January 31, 1997 on our consideration of West Dade, Ltd. II's internal control structure, and reports dated January 31, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 22 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of West Dade, Ltd. II (FHA Project No. 066-94022). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

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

/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
January 26, 1996

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS
Rochester, NY

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wood Creek Associates

We have audited the balance sheets of Wood Creek Associates (A New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Wood Creek Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Wood Creek Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.
February 4, 1998

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS
Rochester, NY

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

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.
January 31, 1997

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Manor Limited Dividend Housing Association Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the " Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated February 5, 1998 on our consideration of Westwood Manor Limited Dividend Housing Association Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                              Federal Employer
February 5, 1998                                       Identification Number:
                                                                 52-1088612

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

/s/Reznick Fedder & Silverman

Bethesda, Maryland                              Federal Employer
February 14, 1997                                       Identification Number:
                                                                 52-1088612
Audit Principal:   Renee G. Scruggs

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland                              Federal Employer
February 2, 1996                                       Identification Number:
                                                                 52-1088612

Audit Principal:   Renee G. Scruggs

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants
Boston, MA

Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004, as of December 31, 1997 and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Plaza Housing Limited Partnership at December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1998, on our consideration of Pleasant Plaza Housing Limited Partnership's internal control structure, and a report dated February 9, 1998 on its compliance with laws and regulations.

/s/Pannell Kerr Forster PC
February 8, 1998

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants
Boston, MA

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

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants
Boston, MA

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

[Letterhead]
[LOGO]
Reznick, Fedder & Silverman


INDEPENDENT AUDITORS' REPORT

To the Partners of Shoreline Limited Partnership:

We have audited the accompanying balance sheet (on DHCR Form No.: HAA-77.2) of Shoreline Limited Partnership, DHCR No.: UDC-03, as of December 31, 1997, and the related statements of income and expenses (on DHCR Form No. HAA-77-3a), partners' capital deficit and cash flows for the year then ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Limited Partnership, DHCR No.: UDC-03 as of December 31, 1997, and the results of its operations, changes in partners' capital deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of Shoreline Limited Partnership's internal control structure and a report dated February 10, 1998 on its compliance with laws and regulations.

/s/Reznick, Fedder & Silverman
Boston, Massachusetts
January 30, 1998

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

[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants

[Letterhead]
[LOGO]
MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners                                      Rural Development
Poplar Village, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Poplar Village, Ltd., (a limited partnership) Case No. 20-048-611170806, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poplar Village, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 1998 on our consideration of Poplar Village, Ltd. 's internal control structure and compliance with laws and regulations.

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

/s/Miller, Mayer, Sullivan, & Stevens
Lexington, Kentucky
January 29, 1998

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

/s/Miller, Mayer, Sullivan, & Stevens
Lexington, Kentucky
January 31, 1997

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1997 and the related statements of income, changes in partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 1996 on our consideration of South Holyoke Housing Limited Partnership's internal control, and reports dated February 7, 1998 on its compliance with laws and regulations and specific requirements applicable to nonmajor HUD program transactions.

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

/s/Joseph B. Cohan & Assoc PC
Worcester, Massachusetts
February 7, 1998

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1996 and the related statements of income, changes in partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 1997 on our consideration of South Holyoke Housing Limited Partnership's internal control, and reports dated February 7, 1997 on its compliance with laws and regulations and specific requirements applicable to nonmajor HUD program transactions.

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

/s/Joseph B. Cohan & Assoc PC
Worcester, Massachusetts
February 7, 1997

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

/s/Joseph B. Cohan & Assoc PC
Worcester, Massachusetts
February 7, 1996

[Letterhead]
[LOGO]
Coopers & Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates, L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1997, and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 20, 1998

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

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants
Kirkwood, MI

INDEPENDENTS AUDITORS' REPORT

The Partners
Horseshoe Bend Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Horseshoe Bend Associates I, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Bend Associates I, L.P. as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

 /s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 11, 1998

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.
Certified Public Accountants
Kirkwood, MI

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

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1996

 [Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbour View Associates

We have audited the accompanying balance sheets of Harbour View Associates as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note C to the financial statements, the Partnership has not recorded certain accrued interest on the mortgage payable in the accompanying financial statements which, in our opinion, should be accrued in order to conform with generally accepted accounting principles. If this interest were recorded, accrued interest payable would be increase by $122,803 and partners' deficit would be increased by $122,803 as of December 31, 1997 and 1996.

In our opinion, except for the effects of not accruing certain interest on the mortgage as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position Harbour View Associates as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


/s/Reznick Fedder & Silverman
Boston, Massachusetts                              Federal Employer
February 2, 1998                                       Identification Number:
                                                                 52-1088612

Audit Principal:   Phillip A. Weitzel

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbour View Associates

We have audited the accompanying balance sheets of Harbour View Associates as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Audit Principal:   Phillip A. Weitzel

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants Business Consultants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Willow Lake Partners II, L.P.

We have audited the accompanying balance sheet of Willow Lake Partners II, L.P., as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Willow Lake Partners II, L.P. as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Reznick Fedder & Silverman
Boston, Massachusetts
January 30, 1998

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

Boston, Massachusetts
January 16, 1997

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants Business Consultants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Willow Lake Partners II, L.P.

We have audited the accompanying balance sheet of Willow Lake Partners II, L.P., as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Reznick Fedder & Silverman
Boston, Massachusetts
January 16, 1996

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

INDEPENDENT AUDITORS' REPORT

To the Partners of
River Front Apartments Limited
Partnership
Washington, D.C.

We have audited the accompanying statements of financial position of River Front Apartments Limited Partnership, A Limited Partnership, PHFA Project No. R458-8E as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of River Front Apartments Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
January 8, 1998

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management's. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respect , in relation to the basic financial statements taken as a whole.

Riverfront Apartments Limited Partnerships
Page 2

In accordance with Government Auditing Standards, we have issued a report dated January 22, 1997 on our consideration of the Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

/s/Deloitte & Touche LLP
January 22, 1997

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Susquehanna View Limited
Partnership
Washington, D.C.

We have audited the accompanying statements of financial position of Susquehanna View Limited Partnership, A Limited Partnership, PHFA Project No. R451-8E as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly in all material respects, the financial position of Susquehanna View Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
January 30, 1998

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

INDEPENDENT AUDITORS' REPORT

To the Partners of                     Pennsylvania Housing Finance Agency
Susquehanna View Limited               2101 North Front Street
Partnership                                        P.O. Box 8029
Washington, D.C.                              Harrisburg, PA

We have audited the accompanying statements of financial position of Susquehanna View Limited Partnership, A Limited Partnership, PHFA Project No. R451-8E as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management's. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respect , in relation to the basic financial statements taken as a whole.

Page 2

In accordance with Government Auditing Standards, we have issued a report dated January 16, 1997 on our consideration of the Partnership's internal control structure and a report dated January 16, 1997 on its compliance with laws and regulations.

/s/Deloitte & Touche LLP
January 17, 1997

[Letterhead]
[LOGO]
Plante & Morgan, LLP
East Lansing, Michigan

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Temple Kyle Limited Partnership, LTD

We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, Ltd (a Texas limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, Ltd. at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Plante & Moran LLP
February 16, 1998