Form 10-Q
period 1998-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1998-08-13
CIK 839345

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended June 30, 1998
        File No. 01-18462




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

For the quarterly period ended                 June 30, 1998
                                          -------------------------
                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
                               ----------------      -----------------------

For Quarter Ended    June 30, 1998      Commission file number       01-18462
                     -------------                                  -----------

             Boston Financial Qualified Housing Tax Credits L.P. III
           ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                          04-3032106
--------------------------------------   -----------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                      02110-1106
  -----------------------------------------                  -------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                          ---------------

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                  (A Limited Partnership)

                                      TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1998 (Unaudited)
           and March 31, 1998                                                1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1998 and 1997                               2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1998            3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1998 and 1997                         4

         Notes to the Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

PART II - OTHER INFORMATION

Items 1-6                                                                    13

SIGNATURE  14

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                      (A Limited Partnership)

                 COMBINED BALANCE SHEETS - June 30, 1998 and March 31, 1998


                                                                                  June 30,           March 31,
                                                                                    1998               1998
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     489,655    $     311,867
Marketable securities, at fair value                                                  225,512          275,387

Investments in Local Limited Partnerships, net
   of reserve for valuation of $1,635,000 (Note 1)                                 18,985,202       20,136,185

Accounts receivable, net of allowance for bad debt of
   $50,129 and $77,010, respectively                                                   99,930           90,467
Interest receivable                                                                     6,903           13,298
Prepaid expenses                                                                       14,769           25,247
Tenant security deposits                                                               79,562           68,292
Replacement reserves                                                                  209,490          194,671

Rental property at cost, net of accumulated
   depreciation                                                                    15,330,305       15,451,119
Deferred acquisition fees escrow                                                      225,000          225,000
Deferred expenses, net of $110,913 and $104,360
   of accumulated amortization, respectively                                          202,574          209,127
Other assets                                                                          144,360          131,127

Total Assets                                                                    $  36,013,262    $  37,131,787


Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $   1,687,773    $   1,702,519
Accounts payable and accrued expenses                                                 574,606          484,817
Interest payable                                                                      329,824          312,091
Note payable - affiliate                                                              514,968          514,968
Security deposits payable                                                              78,762           70,630
Due to affiliate                                                                      323,046          323,046
Deferred acquisition fees payable                                                     225,000          225,000
General partner advances                                                              200,000          200,000

Mortgage notes payable                                                              8,614,713        8,641,832

   Total Liabilities                                                               12,548,692       12,474,903


Minority interests in Local Limited Partnerships                                      905,393          907,515

General, Initial and Investor Limited Partners' Equity                             22,558,378       23,748,605
Net unrealized gains on marketable securities                                             799              764
     Total Partners' Equity                                                        22,559,177       23,749,369
     Total Liabilities and Partners' Equity                                     $  36,013,262    $  37,131,787


The accompanying notes are an integral part of these combined financial statements.


                                  COMBINED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                           For the Three Months Ended June 30, 1998 and 1997



                                                                         1998                   1997
Revenue:
    Rental                                                           $     579,906          $    607,046
    Investment                                                               8,606                 9,729
    Other                                                                   67,885               118,465
      Total Revenue                                                        656,397               735,240

Expenses:
    Asset management fees, related party                                    95,938               109,095
    General and administrative includes
      reimbursements to affiliates of $32,550 and
      $58,855 in 1998 and 1997, respectively                               113,072               122,829
    Bad debt (recovery)                                                    (26,881)               11,836
    Property management fees                                                50,154                42,225
    Rental operations, exclusive of depreciation                           345,155               459,904
    Interest                                                               212,791               247,776
    Depreciation                                                           166,192               191,112
    Amortization                                                            44,303                46,298
      Total Expenses                                                     1,000,724             1,231,075

Loss before equity in losses of
    Local Limited Partnerships                                            (344,327)             (495,835)

Equity in losses of Local Limited Partnerships                            (848,022)             (751,196)

Minority interest in losses of
    Local Limited Partnerships                                               2,122                 2,884


Net Loss                                                             $  (1,190,227)         $ (1,244,147)

Net Loss allocated:
    To General Partners                                              $     (11,902)         $    (12,441)
    To Limited Partners                                                 (1,178,325)           (1,231,706)
                                                                     $  (1,190,227)         $ (1,244,147)

Net Loss per Limited Partnership Unit
    (100,000 Units)                                                  $     (11.78)          $     (12.32)


The accompanying notes are an integral part of these combined financial statements.


               COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                         (Unaudited)
                         For the Three Months Ended June 30, 1998



                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners         Partners        Gains           Total

Balance at March 31, 1998             $  (638,359)     $  5,000       $ 24,381,964    $      764   $  23,749,369

Net change in net unrealized
   gains on marketable
   securities available for sale                -             -                  -            35              35

Net Loss                                  (11,902)            -         (1,178,325)            -      (1,190,227)

Balance at June 30, 1998              $  (650,261)     $  5,000       $ 23,203,639    $      799   $  22,559,177


The accompanying notes are an integral part of these combined financial statements.

                                   COMBINED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                           For the Three Months Ended June 30, 1998 and 1997



                                                                          1998                     1997

Net cash used for operating activities                                $    (80,525)            $   (143,987)

Cash flows from investing activities:
    Advances to affiliates                                                 (41,269)                 (57,497)
    Purchases of marketable securities                                           -                 (124,573)
    Proceeds from sales and maturities of
      marketable securities                                                 50,000                   51,439
    Cash distributions received from Local
      Limited Partnerships                                                 268,748                  179,290
    Deposits to replacement reserves                                       (14,819)                  (4,636)
    Additions to rental property                                           (45,378)                      -
Net cash provided by investing activities                                  217,282                   44,023

Cash flows from financing activities:
    Repayment of mortgage notes payable                                    (27,119)                 (32,610)
    Advances from affiliate                                                 68,150                  116,526
    Advances on notes payable, affiliate                                         -                   58,854
       Net cash provided by financing activities                            41,031                  142,770

Net increase in cash and cash equivalents                                  177,788                   42,806

Cash and cash equivalents, beginning                                       311,867                  379,614

Cash and cash equivalents, ending                                     $    489,655             $    422,420

Supplemental Disclosure:
     Cash paid for interest                                           $    195,058             $    196,648


The accompanying notes are an integral part of these combined financial statements.

                                    NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                                    (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1998 and 1997.

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 1998, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,851,809

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $27,099,307)                                                (41,687,359)

Cumulative cash distributions received from Local Limited Partnerships                            (2,525,459)

Investments in Local Limited Partnerships before adjustment                                       15,638,991

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,430,577

   Accumulated amortization of acquisition fees and expenses                                      (1,449,366)

Investments in Local Limited Partnerships                                                         20,620,202

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               $  18,985,202

                                          (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1998 is $2,024,632. For the three months ended June 30, 1998, the Partnership has not recognized $1,180,147 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was $1,190,192 and $1,242,205 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $35 and $1,942 for the quarters ended June 30, 1998 and 1997, respectively.

3.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of twelve of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments and Sherwood Arms Housing were transferred prior to March 31, 1997. Lone Oak Apartments, Hallet West Apartments and Lakeway Colony were transferred on August 6, 1997, September 23, 1997 and October 30, 1997, respectively. Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments were transferred on October 28, 1997. If negotiations continue as expected, transfer of the remaining property will occur during 1998. This property, with a carrying value of $762,081, incurred a loss of $38,945 during the three months ended March 31, 1998. Until the property is transferred, operating deficits will continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

                                      (Unaudited)

4.   Supplemental Combining Schedules

                                                  Balance Sheets

                                               Boston Financial
                                               Qualified Housing      Combined
                                                 Tax Credits          Entities                          Combined
                                                  L.P. III (A)            (B)        Eliminations            (A)
Assets
Cash and cash equivalents                      $     399,924    $      89,731     $           -    $     489,655
Marketable securities, at fair value                 225,512                -                 -          225,512
Investments in Local Limited
   Partnerships, net                              22,118,625                -        (3,133,423)      18,985,202
Accounts receivable, net                             805,934           99,930          (805,934)          99,930
Interest receivable                                    6,903                -                 -            6,903
Notes receivable                                   1,406,251                -        (1,406,251)               -
Prepaid expenses                                       6,486            8,283                 -           14,769
Tenant security deposits                                   -           79,562                 -           79,562
Replacement reserves                                       -          209,490                 -          209,490
Rental property at cost, net of
   accumulated depreciation                                -       15,330,305                 -       15,330,305
Deferred acquisition fees escrow                     225,000                -                 -          225,000
Deferred expenses, net                                     -          202,574                 -          202,574
Other assets                                               -          144,360                 -          144,360
     Total Assets                              $  25,194,635    $  16,164,235     $  (5,345,608)   $  36,013,262

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   1,671,469    $     822,238     $    (805,934)   $   1,687,773
Accounts payable and accrued
   expenses                                          224,021          350,585                 -          574,606
Interest payable                                           -          329,824                 -          329,824

Notes payable, affiliate                             514,968                -                 -          514,968
Security deposits payable                                  -           78,762                 -           78,762
Due to affiliate                                           -          323,046                 -          323,046

Deferred acquisition fees payable                    225,000                -                 -          225,000

General partner advances                                   -          200,000                 -          200,000
Mortgage notes payable                                     -       10,020,964        (1,406,251)       8,614,713
     Total Liabilities                             2,635,458       12,125,419        (2,212,185)      12,548,692

Minority interest in Local
   Limited Partnerships                                    -                -           905,393          905,393

General, Initial and Investor Limited
   Partners' Equity                               22,558,378        4,038,816        (4,038,816)      22,558,378

Net unrealized losses on marketable
   securities                                            799               -                  -              799
     Total Partners' Equity                       22,559,177        4,038,816        (4,038,816)      22,559,177
     Total Liabilities and
     Partners' Equity                          $  25,194,635    $  16,164,235     $  (5,345,608)   $  36,013,262

(A)  As of June 30, 1998.
(B)  As of March 31, 1998.

                                             (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                             Statements of Operations


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations            (A)

Revenue:
   Rental                                   $              -    $     579,906     $           -    $     579,906
   Investment                                          6,881            1,725                 -            8,606
   Other                                              29,386           38,499                 -           67,885
     Total Revenue                                    36,267          620,130                 -          656,397

Expenses:
   Asset management fees, related party               95,938                -                 -           95,938
   General and administrative                        113,072                -                 -          113,072

   Bad debt recovery                                 (26,881)               -                 -          (26,881)
   Property management fees                                -           50,154                 -           50,154
   Rental operations, exclusive
     of depreciation                                       -          345,155                 -          345,155

   Interest                                            1,500          211,291                 -          212,791
   Depreciation                                            -          166,192                 -          166,192
   Amortization                                       37,750            6,553                 -           44,303
     Total Expenses                                  221,379          779,345                 -        1,000,724

Loss before equity in losses of Local
   Limited Partnerships                             (185,112)        (159,215)                -         (344,327)

Equity in losses of Local Limited
   Partnerships                                   (1,005,115)               -           157,093         (848,022)

Minority interest in losses of Local
   Limited Partnerships                                    -                -             2,122            2,122

Net Loss                                    $     (1,190,227)   $    (159,215)    $     159,215    $  (1,190,227)


(A) For the three months ended June 30, 1998.
(B) For the three months ended March 31, 1998.

                                         (Unaudited)

4.   Supplemental Combining Schedules (continued)


                                             Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing       Combined
                                                 Tax Credits         Entities                        Combined
                                                L.P. III (A)          (B)        Eliminations            (A)
Net cash used for
   operating activities                        $     (90,124)   $        9,599    $           -    $     (80,525)

Cash flows from investing activities:
   Advances to affiliates                            (41,269)                -                -          (41,269)
   Proceeds from sales and maturities
     of marketable securities                         50,000                 -                -           50,000
Cash distributions received from
     Local Limited Partnerships                      268,748                 -                -          268,748
   Deposits to replacement reserves                        -           (14,819)               -          (14,819)
   Additions to rental property                            -           (45,378)               -          (45,378)
Net cash provided by (used for)
   investing activities                              277,479           (60,197)               -          217,282

Cash flows from financing
activities:
   Repayment of mortgage notes
      payable                                              -           (27,119)               -          (27,119)
   Advances from affiliate                                 -            68,150                -           68,150
Net cash provided by
   financing activities                                    -            41,031                -           41,031

Net increase (decrease) in cash
   and cash equivalents                              187,355            (9,567)               -          177,788


Cash and cash equivalents,
   beginning                                         212,569            99,298                -          311,867

Cash and cash equivalents,
   ending                                      $     399,924    $       89,731    $           -    $     489,655


(A)  For the three months ended June 30, 1998.
(B) For the three months ended March 31, 1998.


                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                        (A Limited Partnership)

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $489,655 as compared to $311,867 at March 31, 1998. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. The increase is partially offset by cash used for operations, improvements to rental property and repayment of mortgage notes payable.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended June 30, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn
from the Reserves to pay legal and other  costs.   Additionally, professional
fees relating to various property issues totaling approximately  $1,653,000 have been paid from Reserves. This amount includes approximately $1,311,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,181,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,501,000 of operating funds to replenish Reserves. At June 30, 1998, approximately $559,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,311,000 noted above, the Partnership has also advanced approximately $646,000 to the Texas Partnerships and $695,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during three months ended June 30, 1998.

Results of Operations

For the three months ended June 30, 1998, Partnership operations resulted in a net loss of $1,190,227 as compared to a net loss of $1,244,147 for the same period in 1997. The decrease in net loss is primarily attributable to decreases in rental operations, interest and depreciation expenses, partially offset by decreases in rental and other revenue due to the transfer of six of the Combined Entities. One additional Combined Entity is expected to be transfered in fiscal 1999. These decreases in net loss are partially offset by an increase in equity in losses of Local Limited Partnerships due to increases in property operating expenses. Operating expenses are not expected to continue to increase.

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

Several properties are experiencing operating difficulties and generating cash flow deficits due to a variety of reasons. In most cases, the Local General Partners of these properties are funding the deficits through project expense loans and subordinated loans or payments from escrows. In instances where the Local General Partners obligations to fund deficits have expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at lower interest rates.

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

Columbia Townhomes, located in Des Moines, Iowa has been experiencing operating deficits. As of June 30, 1998, occupancy was 100%. Currently, the Local General Partner has approached the lender about the possibility of refinancing the mortgage. In addition, the Local General Partner, Managing General Partner and Management Agent are working together to review the marketing, security and long-term strategy for this property. The Managing General Partner is closely monitoring this property.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner or Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. The Partnership's carrying value of this investment for financial reporting purposes is zero. Occupancy for this property as of June 30, 1998 was 98%.

A refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner is monitoring progress.

As previously reported, operations had been improving at Pleasant Plaza, located in Malden, Massachusetts, as a result of the 1995 SHARP subsidy restructuring. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will result from the withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation. It is possible that Partnership Reserves will be used to support the property until these issues can be resolved. The Local General Partner is in negotiations with the MHFA to fund debt service deficits that had been covered by the SHARP mortgage subsidies and avoid a default on its mortgage. The Local General Partner believes it will cover the SHARP

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                        (A Limited Partnership)

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Property Discussions (continued)

subsidy gap by increasing rents and some cost containments. In the meantime, the Local General Partner has negotiated a 1998 budget with the MHFA. However, further negotiations to resolve these issues with the MHFA are expected in the near future. As previously reported, the Local General Partner sought bankruptcy protection. His reorganization plan was approved in September 1997. The plan will not materially affect property operations or the Local General Partner's interest in the Local Limited Partnership.

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

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General
Partner and Local General Partner have successfully negotiated a Drug Elimination Grant (NOFA) for Shoreline. Waterfront was turned down for the NOFA grant. However, they will reapply next year. The grant should be funded during 1998 and will be used to support drug prevention, educational programs and increased security on the property. For both Waterfront and Shoreline, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant. At this point, deficits continue to be funded by the Management Agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is closely monitoring operations.

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, the Managing General Partner negotiated a three year extension to the original workout agreement. The three year extension will expire May 31, 2001. In addition, the Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief, increase rents and monitor property expenses.

As previously reported, negotiations between the Managing General Partner, the Lender and prospective buyer for the remaining Texas Partnership, Willowick, are continuing and a transfer is expected in 1998. In the meantime, operating deficits continue to be funded from Partnership Reserves. For tax purposes, these events will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                    (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 13, 1998               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                     CREDITS L.P. III

                                       By:  Arch Street III, Inc.,
                                            its Managing General Partner




                                         /s/Randolph G. Hawthorne
                                         Randolph G. Hawthorne
                                         Managing Director, Vice President and
                                         Chief Operating Officer