Form 10-Q
period 1998-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1998-11-09
CIK 839345

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended September 30, 1998
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,





/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller





QH3-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                                       ----------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                                ------------------    ---------------------

Commission file number           01-18462
                           -------------------

        Boston Financial Qualified Housing Tax Credits L.P.III
       --------------------------------------------------------
        (Exact name of registrant as specified in its charter)


               Delaware                                     04-3032106
      ----------------------------------             ---------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)



    101 Arch Street, Boston, Massachusetts                     02110-1106
   ----------------------------------------                ----------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                    ----------------------


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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - September 30, 1998 (Unaudited)
           and March 31, 1998                                              1

         Combined Statements of Operations (Unaudited) - For
           the Three and Six Months Ended September 30, 1998 and 1997      2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1998       3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1998 and 1997                    4

         Notes to the Combined Financial Statements (Unaudited)            5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II - OTHER INFORMATION

Items 1-6                                                                  14

SIGNATURE                                                                  15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


           COMBINED BALANCE SHEETS - September 30, 1998 and March 31, 1998


                                                                                September 30,        March 31,
                                                                                    1998             1998
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     600,128    $     311,867
Marketable securities, at fair value                                                  201,476          275,387
Investments in Local Limited Partnerships, net
   of reserve for valuation of $1,635,000 (Note 1)                                 17,322,203       19,319,502
Accounts receivable, net of allowance for bad debt of
   $37,445 and $77,010, respectively                                                   85,607           90,467
Interest receivable                                                                    13,160           13,298
Prepaid expenses                                                                       25,721           25,247
Tenant security deposits                                                               78,096           68,292
Replacement reserves                                                                  218,136          194,671
Rental property at cost, net of accumulated
   depreciation and reserve for valuation                                          15,214,113       16,267,802
Deferred acquisition fees escrow                                                      225,000          225,000
Deferred expenses, net of $117,646 and $104,540
   of accumulated amortization, respectively                                          196,021          209,127
Other assets                                                                          150,490          131,127
                                                                                -------------    -------------
   Total Assets                                                                 $  34,330,151    $  37,131,787
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $   1,775,497    $   1,702,519
Accounts payable and accrued expenses                                                 472,926          484,817
Interest payable                                                                      317,558          312,091
Note payable, affiliate                                                               514,968          514,968
Security deposits payable                                                              77,379           70,630
Due to affiliate                                                                      323,046          323,046
Deferred acquisition fees payable                                                     225,000          225,000
General partner advances                                                              200,000          200,000
Mortgage notes payable                                                              7,453,114        8,641,832
                                                                                -------------    -------------
   Total Liabilities                                                               11,359,488       12,474,903
                                                                                -------------    -------------

Minority interest in Local Limited Partnerships                                       909,862          907,515
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             22,059,124       23,748,605
Net unrealized gains on marketable securities                                           1,677              764
                                                                                -------------    -------------
   Total Partners' Equity                                                          22,060,801       23,749,369
                                                                                -------------    -------------
   Total Liabilities and Partners' Equity                                       $  34,330,151    $  37,131,787
                                                                                =============    =============


The accompanying notes are an integral part of these combined financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three and Six Months Ended September 30, 1998 and 1997


                                                        Three Months Ended                  Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      1998              1997              1998             1997
                                                 --------------   ---------------   --------------     ------------

Revenue:
   Rental                                         $    620,267     $     642,717     $  1,200,173      $  1,249,763
   Investment                                            9,280            11,546           17,886            21,275
   Other                                                35,747            40,909           81,263           159,374
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     665,294           695,172        1,299,322         1,430,412
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                 95,938           109,095          191,876           218,190
   General and administrative (includes
     reimbursements to affiliates of $65,076
     and $98,159 in 1998 and 1997, respectively)        83,940           118,805          197,012           241,634
   Bad debt                                            123,785            52,331           96,904            64,167
   Rental operations, exclusive of depreciation        352,194           394,505          697,349           854,409
   Property management fees, related party              29,339            45,965           79,493            88,190
   Interest                                            204,152           216,925          394,574           464,701
   Depreciation                                        155,339           203,985          321,531           395,097
Amortization                                            44,257            46,299           88,560            92,597
                                                  ------------     -------------     ------------      ------------
Total Expenses                                       1,088,944         1,187,910        2,067,299         2,418,985
                                                  ------------     -------------     ------------      ------------

Loss before equity in losses of Local Limited
   Partnerships,  minority interest, loss on
   liquidation of interests in Local Limited
   Partnerships and extraordinary item                (423,650)         (492,738)        (767,977)         (988,573)

Equity in losses of Local Limited Partnerships
   (Note 1)                                           (711,318)         (540,762)      (1,559,340)       (1,291,958)

Minority interest in losses of
   Local Limited Partnerships                           (4,469)            7,967           (2,347)           10,851
Loss on liquidation of interests in Local Limited
   Partnerships (Note 3)                                (4,835)           (5,416)          (4,835)           (5,416)
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary items                 (1,144,272)       (1,030,949)      (2,334,499)       (2,275,096)

Extraordinary gain on cancellation of
   indebtedness (Note 3)                               645,018            78,166          645,018            78,166
                                                  ------------     -------------     ------------      ------------

Net Loss                                          $   (499,254)    $    (952,783)    $ (1,689,481)     $ (2,196,930)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $     (4,993)    $      (9,528)    $    (16,895)     $    (21,969)
   To Limited Partners                                (494,261)         (943,255)      (1,672,586)       (2,174,961)
                                                  ------------     -------------     ------------      ------------
                                                  $   (499,254)    $    (952,783)    $ (1,689,481)     $ (2,196,930)
                                                  ============     =============     ============      ============
Net Loss before extraordinary item per
   Limited Partnership Unit (100,000 Units)       $     (11.33)    $      (10.20)    $     (23.11)     $     (22.52)
                                                  ============     =============     ============      ============
Extraordinary item per Limited Partnership
   Unit (100,000 Units)                           $       6.39     $        0.77     $       6.39      $       0.77
                                                  ============     =============     ============      ============
Net Loss per Limited Partnership Unit
   (100,00 Units)                                 $      (4.94)    $       (9.43)    $     (16.72)     $     (21.75)
                                                  ============     =============     ============      ============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


          COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1998



                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners        Partners        Gains           Total

Balance at March 31, 1998             $  (638,359)     $  5,000       $ 24,381,964    $      764   $  23,749,369
                                      -----------      --------       ------------    ----------   -------------

Comprehensive Loss:
   Net Loss                               (16,895)            -         (1,672,586)            -      (1,689,481)
   Change in net unrealized
   gains on marketable securities
   available for sale                           -             -                  -           913             913
                                      -----------       -------       ------------    ----------   -------------
Comprehensive Loss                        (16,895)            -         (1,672,586)          913      (1,688,568)
                                      -----------       -------       ------------    ----------   -------------

Balance at
   September 30, 1998                 $  (655,254)     $  5,000       $ 22,709,378    $    1,677   $  22,060,801
                                      ===========      ========       ============    ==========   =============

The accompanying notes are an integral part of these combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                                  1998                1997
                                                                             ---------------     -------------

Net cash used for operating activities                                       $    (106,273)      $    (129,377)
                                                                             -------------       -------------

Cash flows from investing activities:
    Advances to affiliates                                                         (17,986)            (52,009)
    Purchases of marketable securities                                            (148,718)           (273,744)
    Proceeds from sales and maturities of
      marketable securities                                                        223,718             204,811
    Cash distributions received from Local
      Limited Partnerships                                                         380,746             270,375
    Deposits to replacement reserves                                               (23,884)            (10,046)
    Additions to rental property                                                   (49,463)            (72,981)
                                                                             -------------       -------------
Net cash provided by investing activities                                          364,413              66,406
                                                                             -------------       -------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                            (38,029)            (61,707)
    Advances from affiliate                                                         68,150             119,885
                                                                             -------------       -------------
Net cash provided by financing activities                                           30,121              58,178
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                               288,261              (4,793)

Cash and cash equivalents, beginning                                               311,867             379,614
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     600,128       $     374,821
                                                                             =============       =============

Supplemental Disclosure:
     Cash paid for interest                                                  $     376,784       $     489,090
                                                                             =============       =============

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1998 and 1997. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in fifty-five Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1998, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,851,809

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $27,836,395)                                                (42,398,677)

Cumulative cash distributions received from Local Limited Partnerships                            (2,637,457)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       14,815,675

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,398,026

   Accumulated amortization of acquisition fees and expenses                                      (1,256,498)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         18,957,203

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                               $  17,322,203
                                                                                               -------------

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1998 is $3,473,038. For the six months ended September 30, 1998, the Partnership has not recognized $1,917,235 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

3.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of twelve of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments, Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Lakeway Colony, Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments were transferred prior to March 31, 1998. For tax purposes, these events resulted in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership resulted in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $4,835 and extraordinary gain on cancellation of indebtedness of $645,018 were recognized in the period ended September 30, 1998 as a result of the transfer of the thirteenth Texas Partnership, Willowick.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations           (A)
Assets
Cash and cash equivalents                      $     505,207    $      94,921     $           -    $     600,128
Marketable securities, at fair value                 201,476                -                 -          201,476
Investments in Local Limited
   Partnerships, net                              21,780,791                -        (4,458,588)      17,322,203
Accounts receivable, net                             658,866           85,607          (658,866)          85,607
Interest receivable                                   13,160                -                 -           13,160
Notes receivable                                   1,394,916                -        (1,394,916)               -
Prepaid expenses                                       4,480           21,241                 -           25,721
Tenant security deposits                                   -           78,096                 -           78,096
Replacement reserves                                       -          218,136                 -          218,136
Rental property at cost, net of
   accumulated depreciation                                -       14,416,969           797,144       15,214,113
Deferred acquisition fees escrow                     225,000                -                 -          225,000
Deferred expenses, net                                     -          196,021                 -          196,021
Other assets                                               -          150,490                 -          150,490
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  24,783,896    $  15,261,481     $  (5,715,226)   $  34,330,151
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   1,767,740    $     666,623     $    (658,866)   $   1,775,497
Accounts payable and accrued
   expenses                                          215,387          257,539                 -          472,926
Interest payable                                           -          317,558                 -          317,558
Note payable, affiliate                              514,968                -                 -          514,968
Security deposits payable                                  -           77,379                 -           77,379
Due to affiliate                                           -          323,046                 -          323,046
Deferred acquisition fees payable                    225,000                -                 -          225,000
General partner advances                                   -          200,000                 -          200,000
Mortgage notes payable                                     -        8,848,030        (1,394,916)       7,453,114
                                               -------------    -------------     -------------    -------------
     Total Liabilities                             2,723,095       10,690,175        (2,053,782)      11,359,488
                                               -------------    -------------     -------------    -------------

Minority interest in Local
   Limited Partnerships                                    -                -           909,862          909,862
                                               -------------    -------------     -------------    -------------

General, Initial and Investor Limited
   Partners' Equity                               22,059,124        4,571,306        (4,571,306)      22,059,124
Net unrealized gains on marketable
   securities                                          1,677                -                 -            1,677
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       22,060,801        4,571,306        (4,571,306)      22,060,801
                                               -------------    --------------    -------------    -------------
     Total Liabilities and
       Partners' Equity                        $  24,783,896    $  15,261,481     $  (5,715,226)   $  34,330,151
                                               =============    =============     =============    =============

(A) As of September 30, 1998.
(B) As of June 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                        For the Three Months Ended September 30, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)         Eliminations          (A)
Revenue:
   Rental                                       $          -    $     620,267     $           -    $     620,267
   Investment                                          8,586              694                 -            9,280
   Other                                              23,659           12,088                 -           35,747
                                                ------------    -------------     -------------    -------------
     Total Revenue                                    32,245          633,049                 -          665,294
                                                ------------    --------------    -------------    -------------

Expenses:
   Asset management fees, related party               95,938                -                 -           95,938
   General and administrative                         83,940                -                 -           83,940
   Bad debt                                          123,785                -                 -          123,785
   Rental operations, exclusive of depreciation            -          352,194                 -          352,194
   Property management fee, related party                  -           29,339                 -           29,339
   Interest                                            2,000          202,152                 -          204,152
   Depreciation                                            -          155,339                 -          155,339
   Amortization                                       37,704            6,553                 -           44,257
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  343,367          745,577                 -        1,088,944
                                                ------------    -------------     -------------    -------------

Loss before equity in losses of Local Limited
   Partnerships,  minority interest, loss on
   liquidation of interest in Local Limited
   Partnership and extraordinary item               (311,122)        (112,528)                -         (423,650)

Equity in losses of Local Limited
   Partnerships                                     (183,297)               -          (528,021)        (711,318)

Minority interest in losses of
   Local Limited Partnerships                              -                -            (4,469)          (4,469)

Loss on liquidation of interest in Local
   Limited Partnership                                (4,835)               -                 -           (4,835)
                                                ------------    -------------     -------------    -------------

Net loss before extraordinary item                  (499,254)        (112,528)         (532,490)      (1,144,272)

Extraordinary gain on cancellation of
   indebtedness                                            -          645,018                 -          645,018
                                                ------------    -------------     -------------    -------------

Net Income (Loss)                               $   (499,254)   $     532,490     $    (532,490)   $    (499,254)
                                                ============    =============     =============    =============

(A) For the three months ended September 30, 1998.
(B) For the three months ended June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                         For the Six Months Ended September 30, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III(A)            (B)         Eliminations          (A)
Revenue:
   Rental                                       $         -     $   1,200,173     $           -    $  1,200,173
   Investment                                         15,467            2,419                 -          17,886
   Other                                              53,045           50,587           (22,369)         81,263
                                                ------------    -------------     -------------    ------------
     Total Revenue                                    68,512        1,253,179           (22,369)      1,299,322
                                                ------------    --------------    -------------    ------------

Expenses:
   Asset management fees, related party              191,876                -                 -         191,876
   General and administrative                        197,012                -                 -         197,012
   Bad debt                                           96,904                -                 -          96,904
   Rental operations, exclusive of depreciation            -          697,349                 -         697,349
   Property management fee, related party                  -           79,493                 -          79,493
   Interest                                            3,500          413,443           (22,369)        394,574
   Depreciation                                            -          321,531                 -         321,531
   Amortization                                       75,454           13,106                 -          88,560
                                                ------------    -------------     -------------    ------------
     Total Expenses                                  564,746        1,524,922           (22,369)      2,067,299
                                                ------------    --------------    -------------    ------------

Loss before equity in losses of Local Limited
   Partnerships, minority interest, loss on
   liquidation of interest in Local Limited
   Partnership and extraordinary item               (496,234)       (271,743)         -                (767,977)

Equity in losses of Local Limited
   Partnerships                                   (1,188,412)               -          (370,928)     (1,559,340)

Minority interest in losses of
   Local Limited Partnerships                              -                -            (2,347)         (2,347)

Loss on liquidation of interest in Local
   Limited Partnership                                (4,835)               -                 -          (4,835)
                                                ------------    -------------     -------------    ------------

Net loss before extraordinary item                (1,689,481)        (271,743)         (373,275)     (2,334,499)
Extraordinary gain on cancellation of
   indebtedness                                            -          645,018                 -         645,018
                                                ------------    -------------     -------------    ------------

Net Income (Loss)                               $ (1,689,481)   $     373,275     $    (373,275)   $ (1,689,481)
                                                ============    =============     =============    ============

(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations            (A)
Net cash provided by (used for)
   operating activities                        $    (156,457)   $       50,184    $           -    $    (106,273)
                                               -------------    --------------    -------------    -------------

Cash flows from investing activities:
   Advances to affiliates                            (17,986)                -                -          (17,986)
   Repayment of notes receivable, affiliate           11,335                 -          (11,335)               -
   Purchases of marketable securities               (148,718)                -                -         (148,718)
   Proceeds from sales and maturities
     of marketable securities                        223,718                 -                -          223,718
   Cash distributions received from
     Local Limited Partnerships                      380,746                 -                -          380,746
   Deposits to replacement reserves                        -           (23,884)               -          (23,884)
   Additions to rental property                            -           (49,463)               -          (49,463)
                                               -------------    --------------    -------------    -------------
Net cash provided by (used for)
   investing activities                              449,095           (73,347)         (11,335)         364,413
                                               -------------    --------------    -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                              -           (49,364)          11,335          (38,029)
   Advances from affiliate                                 -            68,150                -           68,150
                                               -------------    --------------    -------------    -------------
Net cash provided by
   financing activities                                    -            18,786           11,335           30,121
                                               -------------    --------------    -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                              292,638            (4,377)               -          288,261

Cash and cash equivalents,
   beginning                                         212,569            99,298                -          311,867
                                               -------------    --------------    -------------    -------------

Cash and cash equivalents,
   ending                                      $     505,207    $       94,921    $           -    $     600,128
                                               =============    ==============    =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $600,128 as compared to $311,867 at March 31, 1998. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. The increase is partially offset by cash used for operations, purchases of marketable securities, additions to rental property and repayment of mortgage notes payable.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended September 30, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,694,000 have been paid from Reserves. This amount includes approximately $1,311,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,126,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,592,000 of operating funds to replenish Reserves. At September 30, 1998, approximately $660,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,311,000 noted above, the Partnership has also advanced approximately $622,000 to the Texas Partnerships and $695,000 to two other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

Results of Operations

For the six months ended September 30, 1998, Partnership operations resulted in a net loss of $1,689,481 as compared to a net loss of $2,196,930 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in property operating expenses, net of a decrease in rental and other revenue due to the transfer of seven of the Combined Entities. These decreases are partially offset by a increase in equity in losses of Local Limited Partnership's due to increases in property operating expenses. In addition, extraordinary gain on cancellation of indebtedness increased due to the transfer of Willowick in the quarter ended September 30, 1998.

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

Many of the remaining fifty-four Local Limited Partnerships in which the Partnership has invested have stable operations and are operating satisfactorily. Several properties are experiencing operating difficulties and generating cash flow deficits due to a variety of reasons. In most cases, the Local General Partners of these properties are funding the deficits through project expense loans and subordinated loans or payments from escrows. In instances where the Local General Partners' obligations to fund deficits have expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at lower interest rates.

Boulevard Commons IIA, located in Chicago, Illinois, has been experiencing operating deficits. Expenses have been increasing due to increasing maintenance and capital needs, security issues and high turnover at the property. The Managing General Partner is working with the Local General Partner to restructure the current debt. Negotiations between the Managing General Partner and Local General Partner are ongoing. The Managing General Partner is closely monitoring this property.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits. As of September 30, 1998, occupancy was 57%. Recently, the Local General Partner approached the lender about the possibility of refinancing the mortgage. In addition, the Local General Partner, Managing General Partner and Management Agent are working together to review the marketing, security and long-term strategy for this property. The Managing General Partner is closely monitoring this property.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. The Partnership's carrying value of this investment for financial reporting purposes is zero. Occupancy for this property as of June 30, 1998 was 98%.

A refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner is monitoring the progress.

Pleasant Plaza, located in Malden, Massachusetts, as well as South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the Operating Deficit Loans. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, it is likely that both properties will default on their mortgage obligations in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

In addition, the Local General Partner for Pleasant Plaza is in negotiations with the MHFA to fund debt service deficits that had been covered by the SHARP mortgage subsidies and avoid a default on its mortgage. The Local General Partner plans to cover the SHARP subsidy gap by increasing rents and containing costs. In the meantime, the Local General Partner has negotiated a 1998 budget with the MHFA. However, further negotiations to resolve these issues with the MHFA are expected in the near future. As previously reported, the Local General Partner sought bankruptcy protection. His reorganization plan was approved in September 1997. The plan will not materially affect property operations or the Local General Partner's interest in the Local Limited Partnership.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General Partner and Local General Partner have successfully negotiated a Drug Elimination Grant (NOFA) for Shoreline. Waterfront was turned down for the NOFA grant. However, they will reapply next year. The Shoreline grant should be funded during 1998 and will be used to support drug prevention, educational programs and increased security on the property. For both Waterfront and Shoreline, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant. At this point, deficits continue to be funded by the Management Agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these concerns.

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, the Managing General Partner negotiated a six year extension to the original workout agreement. The six year extension will expire on May 31, 2001. In addition, the Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief, increase rents and monitor property expenses.

As previously reported, negotiations between the Managing General Partner, Lender and prospective buyer for the remaining Texas Partnership, Willowick, have been successful, and a transfer was effective August 4, 1998. For tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in an estimated tax credit recapture of $2.44 per unit for 1998.

Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No  reports on Form 8-K were filed during the quarter ended September 30, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 9, 1998               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                      CREDITS L.P. III

                                 By:  Arch Street III, Inc.,
                                      its Managing General Partner




                                      /s/Randolph G. Hawthorne
                                      Randolph G. Hawthorne
                                      Managing Director, Vice President and
                                      Chief Operating Officer