Form 10-Q
period 1998-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1999-02-11
CIK 839345

February 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-Q for Quarter Ended December 31, 1998
        File No. 01-18462




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

For the quarterly period ended           December 31, 1998
                                      ---------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


Commission file number     01-18462
                         --------------

         Boston Financial Qualified Housing Tax Credits L.P.III
       --------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                   Delaware                             04-3032106
      -------------------------------      ------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


    101 Arch Street, Boston, Massachusetts               02110-1106
  ------------------------------------------          ----------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1998 (Unaudited)
           and March 31, 1998                                               1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1998 and 1997                 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1998        3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1998 and 1997                     4

         Notes to the Combined Financial Statements (Unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              COMBINED BALANCE SHEETS - December 31, 1998 and March 31, 1998


                                                                                 December 31,        March 31,
                                                                                    1998               1998
                                                                                  (Unaudited)
Assets
                                                                                -------------    -------------
Cash and cash equivalents                                                       $     733,030    $     311,867
Marketable securities, at fair value                                                  300,843          275,387
Investments in Local Limited Partnerships, net of reserve
   for valuation of $1,635,000 (Note 1)                                            16,768,636       19,319,502
Accounts receivable, net of allowance for bad
   debt of $42,610 and $77,010, respectively                                          165,134           90,467
Interest receivable                                                                     4,821           13,298
Prepaid expenses                                                                       30,885           25,247
Tenant security deposits                                                               86,682           68,292
Replacement reserves                                                                  232,141          194,671
Rental property at cost, net of accumulated
   depreciation                                                                    15,064,244       16,267,802
Deferred acquisition fees escrow                                                      112,500          225,000
Deferred expenses, net of $124,511 and $104,540
   of accumulated amortization, respectively                                          191,962          209,127
Other assets                                                                          189,374          131,127
                                                                                -------------    -------------
     Total Assets                                                               $  33,880,252    $  37,131,787
                                                                                =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $   1,879,307    $   1,702,519
Accounts payable and accrued expenses                                                 594,709          484,817
Interest payable                                                                      301,817          312,091
Note payable, affiliate                                                               514,968          514,968
Security deposits payable                                                              77,576           70,630
Due to affiliate                                                                      323,046          323,046
Deferred acquisition fees payable                                                     112,500          225,000
General Partner advances                                                              200,000          200,000
Mortgage notes payable                                                              7,445,430        8,641,832
                                                                                -------------    -------------
     Total Liabilities                                                             11,449,353       12,474,903
                                                                                -------------    -------------

Minority interest in Local Limited Partnerships                                       907,447          907,515
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             21,522,504       23,748,605
Net unrealized gains on marketable securities                                             948              764
                                                                                -------------    -------------
     Total Partners' Equity                                                        21,523,452       23,749,369
                                                                                -------------    -------------
     Total Liabilities and Partners' Equity                                     $  33,880,252    $  37,131,787
                                                                                =============    =============
The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Nine Months Ended December 31, 1998 and 1997


                                                        Three Months Ended                  Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      1998              1997              1998             1997
                                                 --------------   ---------------   --------------     ------------

Revenue:
   Rental                                         $    594,032     $     619,190     $  1,794,205      $  1,868,953
   Investment                                           12,008            10,176           29,894            31,451
   Other                                               410,139            34,287          491,402           193,661
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                   1,016,179           663,653        2,315,501         2,094,065
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                 95,938           109,095          287,814           327,285
   General and administrative (includes
     reimbursements to affiliates of $100,157
     and $135,989 in 1998 and 1997, respectively)       96,085           138,783          293,097           380,417
   Bad debt                                              5,165           690,469          102,069           754,636
   Rental operations, exclusive of depreciation        378,702           409,452        1,076,051         1,263,861
   Property management fees                             29,115            43,797          108,608           131,987
   Interest                                            180,149           212,401          574,723           677,102
   Depreciation                                        155,296           200,925          476,827           596,022
   Amortization                                         44,569            40,751          133,129           133,348
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                    985,019         1,845,673        3,052,318         4,264,658
                                                  ------------     -------------     ------------      ------------

Income (loss) before equity in losses of Local
   Limited Partnerships, minority interest, loss
   on liquidation of interests in Local Limited
   Partnerships and extraordinary items                 31,160        (1,182,020)        (736,817)       (2,170,593)

Equity in losses of Local Limited Partnerships
   (Note 1)                                           (570,195)         (838,977)      (2,129,535)       (2,130,935)

Minority interest in losses of Local Limited
   Partnerships                                          2,415           135,249               68           146,100

Loss on liquidation of interests in Local Limited
   Partnerships (Note 3)                                     -           (12,835)          (4,835)          (18,251)
                                                  ------------     -------------     ------------      ------------

Net Loss before extraordinary items                   (536,620)       (1,898,583)      (2,871,119)       (4,173,679)

Extraordinary gain on cancellation of
   indebtedness (Note 3)                                     -         1,789,885          645,018         1,868,051
                                                  ------------     -------------     ------------      ------------


Net Loss                                          $   (536,620)    $    (108,698)    $ (2,226,101)     $ (2,305,628)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $     (5,366)    $      (1,087)    $    (22,261)     $    (23,056)
   To Limited Partners                                (531,254)         (107,611)      (2,203,840)       (2,282,572)
                                                  ------------     -------------     ------------      ------------
                                                  $   (536,620)    $    (108,698)    $ (2,226,101)     $ (2,305,628)
                                                  ============     =============     ============      ============

Net Loss before extraordinary items per
   Limited Partnership Unit (100,000 Units)       $      (5.31)    $     (18.80)     $     (28.43)     $    (41.32)
                                                  ============     ============      ============      ===========

Extraordinary items per Limited Partnership
   Unit (100,000 Units)                           $          -     $       17.72     $       6.39      $      18.49
                                                  ============     =============     ============      ============

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (5.31 )    $       (1.08)    $     (22.04)     $    (22.83)
                                                  ============     =============     ============      ===========
The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1998



                                                        Initial        Investor           Net
                                        General         Limited        Limited         Unrealized
                                       Partners        Partners        Partners          Gains           Total
                                      -----------      --------       ------------    ----------   -------------
Balance at March 31, 1998             $  (638,359)     $  5,000       $ 24,381,964    $      764   $  23,749,369
                                      -----------      --------       ------------    ----------   -------------

Comprehensive Loss:
   Net Loss                               (22,261)            -         (2,203,840)            -      (2,226,101)
   Change in net unrealized
   gains on marketable securities
   available for sale                           -             -                  -           184             184
                                      -----------       -------       ------------    ----------   -------------
Comprehensive Loss                        (22,261)            -         (2,203,840)          184      (2,225,917)
                                      -----------       -------       ------------    ----------   -------------

Balance at
   December 31, 1998                  $  (660,620)     $  5,000       $ 22,178,124    $      948   $  21,523,452
                                      ===========      ========       ============    ==========   =============


The accompanying notes are an integral part of these combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1998 and 1997



                                                                                  1998                1997
                                                                             ---------------     --------------

Net cash provided by (used for) operating activities                         $       230,130     $     (185,016)
                                                                             ---------------     --------------

Cash flows from investing activities:
    Advances to affiliates                                                           (89,138)          (317,709)
    Repayment of notes receivable, affiliate                                           6,694             17,002
    Purchases of marketable securities                                              (447,890)          (373,539)
    Proceeds from sales and maturities of
      marketable securities                                                          422,905            420,313
    Cash distributions received from Local
      Limited Partnerships                                                           385,633            315,906
    Decrease in deferred acquisition fee escrow                                      112,500            112,500
    Payment of deferred acquisition fee                                             (112,500)          (112,500)
    Deposits to replacement reserves                                                 (37,889)            35,020
    Additions to rental property                                                     (62,219)          (197,866)
                                                                             ---------------     --------------
       Net cash provided by (used for) investing activities                          178,096           (100,873)
                                                                             ---------------     --------------

Cash flows from financing activities:
    Repayment of mortgage notes payable                                              (52,407)           (86,431)
    Addition to deferred expenses                                                     (2,806)                 -
    Advances from affiliate                                                           68,150            149,119
                                                                             ---------------     --------------
       Net cash provided by financing activities                                      12,937             62,688
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                 421,163           (223,201)

Cash and cash equivalents, beginning                                                 311,867            379,614
                                                                             ---------------     --------------

Cash and cash equivalents, ending                                            $       733,030     $      156,413
                                                                             ===============     ==============

Supplemental Disclosure:
    Cash paid for interest                                                   $       594,508     $      673,382
                                                                             ===============     ==============

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1998 and 1997. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1998, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,851,809

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $29,392,851)                                                (42,916,982)

Cumulative cash distributions received from Local Limited Partnerships                            (2,642,344)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       14,292,483

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,398,026

   Accumulated amortization of acquisition fees and expenses                                      (1,286,873)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         18,403,636

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                               $  16,768,636
                                                                                               -------------

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1998 is $5,547,799. For the nine months ended December 31, 1998, the Partnership has not recognized $3,473,691 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations           (A)
                                               -------------    -------------     -------------    -------------
Assets
Cash and cash equivalents                      $     639,599    $      93,431     $           -    $     733,030
Marketable securities, at fair value                 300,843                -                 -          300,843
Investments in Local Limited
   Partnerships, net                              21,079,361                -        (4,310,725)      16,768,636
Accounts receivable, net                             724,853           93,982          (653,701)         165,134
Interest receivable                                    4,821                -                 -            4,821
Notes receivable                                   1,389,038                -        (1,389,038)               -
Prepaid expenses                                       3,359           27,526                 -           30,885
Tenant security deposits                                   -           86,682                 -           86,682
Replacement reserves                                       -          232,141                 -          232,141
Rental property at cost, net of
   accumulated depreciation                                -       14,274,429           789,815       15,064,244
Deferred acquisition fees escrow                     112,500                -                 -          112,500
Deferred expenses, net                                     -          191,962                 -          191,962
Other assets                                               -          189,374                 -          189,374
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  24,254,374    $  15,189,527     $  (5,563,649)   $  33,880,252
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   1,864,510    $     668,498     $    (653,701)   $   1,879,307
Accounts payable and accrued
   expenses                                          238,944          355,765                 -          594,709
Interest payable                                           -          301,817                 -          301,817
Note payable, affiliate                              514,968                -                 -          514,968
Security deposits payable                                  -           77,576                 -           77,576
Due to affiliate                                           -          323,046                 -          323,046
Deferred acquisition fees payable                    112,500                -                 -          112,500
General partner advances                                   -          200,000                 -          200,000
Mortgage notes payable                                     -        8,834,468        (1,389,038)       7,445,430
                                               -------------    -------------     -------------    -------------
     Total Liabilities                             2,730,922       10,761,170        (2,042,739)      11,449,353
                                               -------------    -------------     -------------    -------------

Minority interest in Local
   Limited Partnerships                                    -                -           907,447          907,447
                                               -------------    -------------     -------------    -------------

General, Initial and Investor Limited
   Partners' Equity                               21,522,504        4,428,357        (4,428,357)      21,522,504
Net unrealized gains on marketable
   securities                                            948                -                 -              948
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       21,523,452        4,428,357        (4,428,357)      21,523,452
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity                        $  24,254,374    $  15,189,527     $  (5,563,649)   $  33,880,252
                                               =============    =============     =============    =============

(A) As of December 31, 1998.
(B) As of September 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                         For the Three Months Ended December 31, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                         Combined
                                                L.P. III (A)           (B)         Eliminations         (A)
                                                ------------    -------------     -------------   --------------
Revenue:
   Rental                                       $          -    $     594,032     $           -    $     594,032
   Investment                                          9,248            2,760                 -           12,008
   Other                                             400,753           31,220           (21,834)         410,139
                                                ------------    -------------     -------------    -------------
     Total Revenue                                   410,001          628,012           (21,834)       1,016,179
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               95,938                -                 -           95,938
   General and administrative                         96,085                -                 -           96,085
   Bad debt                                            5,165                -                 -            5,165
   Rental operations, exclusive of depreciation            -          378,702                 -          378,702
   Property management fee                                 -           29,115                 -           29,115
   Interest                                            1,000          200,983           (21,834)         180,149

   Depreciation                                            -          155,296                 -          155,296
   Amortization                                       37,704            6,865                 -           44,569
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  235,892          770,961           (21,834)         985,019
                                                ------------    -------------     -------------    -------------

Income (loss) before equity in losses of Local
   Limited Partnerships, minority interest, loss
   on liquidation of interest in Local Limited
   Partnership and extraordinary item                174,109         (142,949)                -           31,160

Equity in losses of Local Limited
   Partnerships                                     (710,729)               -           140,534         (570,195)

Minority interest in losses of
   Local Limited Partnerships                              -                -             2,415            2,415

Loss on liquidation of interest in Local
   Limited Partnership                                     -                -                 -                -
                                                ------------    -------------     -------------    -------------

Net loss before extraordinary item                  (536,620)        (142,949)          142,949         (536,620)

Extraordinary gain on cancellation of
   indebtedness                                            -                -                 -                -
                                                ------------    -------------     -------------    -------------

Net Income (Loss)                               $   (536,620)   $    (142,949)    $     142,949    $    (536,620)
                                                ============    =============     =============    =============

(A) For the three months ended December 31, 1998.
(B) For the three months ended September 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                         For the Nine Months Ended December 31, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)         Eliminations          (A)
                                                ------------    -------------     -------------    ------------
Revenue:
   Rental                                       $          -    $   1,794,205     $           -    $  1,794,205
   Investment                                         24,715            5,179                 -          29,894
   Other                                             453,798           81,807           (44,203)        491,402
                                                ------------    -------------     -------------    ------------
     Total Revenue                                   478,513        1,881,191           (44,203)      2,315,501
                                                ------------    -------------     -------------    ------------

Expenses:
   Asset management fees, related party              287,814                -                 -         287,814
   General and administrative                        293,097                -                 -         293,097
   Bad debt                                          102,069                -                 -         102,069
   Rental operations, exclusive of depreciation            -        1,076,051                 -       1,076,051
   Property management fee                                 -          108,608                 -         108,608
   Interest                                            4,500          614,426           (44,203)        574,723
   Depreciation                                            -          476,827                 -         476,827
   Amortization                                      113,158           19,971                 -         133,129
                                                ------------    -------------     -------------    ------------
     Total Expenses                                  800,638        2,295,883           (44,203)      3,052,318
                                                ------------    -------------     -------------    ------------

Loss before equity in losses of Local Limited
   Partnerships, minority interest, loss on
   liquidation of interest in Local Limited
   Partnership and extraordinary item               (322,125)        (414,692)                -        (736,817)

Equity in losses of Local Limited
   Partnerships                                   (1,899,141)               -          (230,394)     (2,129,535)

Minority interest in losses of
   Local Limited Partnerships                              -                -                68              68

Loss on liquidation of interest in Local
   Limited Partnership                                (4,835)               -                 -          (4,835)
                                                ------------    -------------     -------------    ------------

Net loss before extraordinary item                (2,226,101)        (414,692)         (230,326)     (2,871,119)

Extraordinary gain on cancellation of
   indebtedness                                            -          645,018                 -         645,018
                                                ------------    -------------     -------------    ------------

Net Income (Loss)                               $ (2,226,101)   $     230,326     $    (230,326)   $ (2,226,101)
                                                ============    =============     =============    ============

(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                         Combined
                                                L.P. III (A)           (B)        Eliminations          (A)
                                               --------------   --------------    -------------    -------------
Net cash provided by operating activities      $     138,307    $       91,823    $           -    $     230,130
                                               --------------   --------------    -------------    -------------

Cash flows from investing activities:
   Advances to affiliates                            (89,138)                -                -          (89,138)
   Repayment of notes receivable, affiliate           17,213                 -          (10,519)           6,694
   Purchases of marketable securities               (447,890)                -                -         (447,890)
   Proceeds from sales and maturities
     of marketable securities                        422,905                 -                -          422,905
   Cash distributions received from
     Local Limited Partnerships                      385,633                 -                -          385,633
   Deposits to replacement reserves                        -           (37,889)               -          (37,889)
   Decrease in deferred acquisiton fee escrow        112,500                 -                -          112,500
   Payment of deferred acquisition fee              (112,500)                -                -         (112,500)
   Additions to rental property                            -           (62,219)               -          (62,219)
                                               -------------    --------------    -------------    -------------
Net cash provided by (used for)
   investing activities                              288,723          (100,108)         (10,519)         178,096
                                               -------------    --------------    -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage notes
      payable                                              -           (62,926)          10,519          (52,407)
   Additions to deferred expenses                          -            (2,806)               -           (2,806)
   Advances from affiliate                                 -            68,150                -           68,150
                                               -------------    --------------    -------------    -------------
Net cash provided by
   financing activities                                    -             2,418           10,519           12,937
                                               -------------    --------------    -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                              427,030            (5,867)               -          421,163

Cash and cash equivalents,
   beginning                                         212,569            99,298                -          311,867
                                               -------------    --------------    -------------    -------------

Cash and cash equivalents,
   ending                                      $     639,599    $       93,431    $           -    $     733,030
                                               =============    ==============    =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $733,030 as compared to $311,867 at March 31, 1998. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, proceeds from sales and maturities of marketable securities and cash provided by operations. The increase is partially offset by purchases of marketable securities, additions to rental property and repayment of mortgage notes payable.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended December 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $195,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,716,000 have been paid from Reserves. This amount includes approximately $1,313,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,091,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $1,871,000 of operating funds to replenish Reserves. At December 31, 1998, approximately $882,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,313,000 noted above, the Partnership has also advanced approximately $622,000 to the Texas Partnerships and $766,000 to three other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

Results of Operations

The Partnership's results of operations for the three months and nine months ended December 31, 1998, resulted in net losses of $536,620 and $2,226,101, respectively, as compared to net losses of $108,698 and $2,305,628 for the same respective periods in 1997. The increase in net losses for the three month period is primarily attributable to the Partnership's recognition of extraordinary gain on cancellation of debt in the fourth quarter of 1997, partially offset by an increase in other revenue as a result of a refinancing at one of the Combined Entities during the fourth quarter of 1998. The decrease in net losses for the nine month period is primarily attributable to a decrease in property operating expenses, general and administrative expenses, bad debt, interest, depreciation and amortization expenses, partially offset by a decrease in rental revenue due to the transfer of seven of the Combined Entities in 1997.

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

Boulevard Commons IIA, located in Chicago, Illinois, has been experiencing operating deficits. Expenses have been increasing due to increasing maintenance and capital needs, security issues and high turnover at the property. Given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Managing General Partner is working with the Local General Partner and lender to restructure the current debt. Negotiations between the Managing General Partner and Local General Partner and lender are ongoing. The Managing General Partner is closely monitoring this property.

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

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. The Partnership's carrying value of this investment for financial reporting purposes is zero. Occupancy for this property as of September 30, 1998 was 93%.

As previously reported, a refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner is still monitoring the progress.

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

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. As previously reported, the Managing General Partner and Local General Partner had successfully negotiated a Drug Elimination Grant (NOFA) for Shoreline. Waterfront was turned down for the NOFA grant. However, they will reapply this year. The Shoreline grant was to be funded during 1998 and used to support drug prevention, educational programs and increased security on the property. For both Waterfront and Shoreline, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant. At this point, deficits continue to be funded by the Management Agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these concerns.

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, the Managing General Partner negotiated a nine year extension to the original workout agreement. The nine year extension will expire on May 31, 2001. In addition, the Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief, increase rents and monitor property expenses.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No reports on Form  8-K were filed during the quarter ended December 31, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 11, 1999            BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                       CREDITS L.P. III

                                       By:  Arch Street III, Inc.,
                                       its Managing General Partner




                                       /s/Randolph G. Hawthorne
                                       -----------------------------
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer