Form 10-K
period 1999-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1999-06-28
CIK 839345

June 28, 1999


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-K Annual Report for Year Ended March 31, 1999
        File Number 01-18462


Dear Sir/Madam:

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

For the fiscal year ended                                Commission file number
March 31, 1999                                                   01-18462

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                       (Exact name of registrant as specified in its charter)

      Delaware                                                    04-3032106
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)
  101 Arch Street, 16th Floor
  Boston, Massachusetts                                             02110-1106
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

                                                     Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $99,610,000 as of March 31, 1999

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

                    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999


                                          TABLE OF CONTENTS


PART I                                                                 Page No.

   Item 1    Business                                                  K-3
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-19
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-19


PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-19
   Item 6     Selected Financial Data                                  K-20
   Item 7     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-21
   Item 7A.   Quantitative and Qualitative Disclosures about
              Market Risk                                              K-26
   Item 8     Financial Statements and Supplementary Data              K-26
   Item 9     Changes in and Disagreements with
              accountants on Accounting and Financial
              Disclosure                                               K-26


PART III

   Item 10    Directors and Executive Officers
              of the Registrant                                        K-26
   Item 11    Management Remuneration                                  K-28
   Item 12    Security Ownership of Certain Beneficial
              Owners and Management                                    K-28
   Item 13    Certain Relationships and Related
              Transactions                                             K-28


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

As described more fully under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, affiliates of the Managing General Partner assumed the Local General Partner interest in several Local Limited Partnerships in which the Partnership has invested: 1) BF Harbour View, Inc. assumed the Local General Partner interest in 241 Pine Street Associates L.P. ("241 Pine Street"); 2) BF Willow Lake, Inc. assumed the Local General Partner interest in Willow Lake Partners II, L.P. ("Willow Lake"); 3) BF Texas Limited Partnership was admitted as an additional Local General Partner to thirteen Local Limited Partnerships ("Texas Partnerships") and assumed the Local General Partner interest in the Temple Kyle, L.P., Ltd. (the "Kyle"); and 4) Boston Financial GP-I, LLC. assumed the Local General Partner interest in Breckenridge Creste Apartments, L.P. ("Breckenridge"). As a result, the Partnership is deemed to have control over 241 Pine Street, Willow Lake, the Texas Partnerships, the Kyle and Breckenridge (the "Combined Entities"), and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, these changes only affect the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner has transferred all of the assets of The Texas Partnerships subject to their liabilities to unaffiliated entities.

The Partnership has invested as a limited partner in fifty-four other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

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

** As of March 31, 1999, the Managing General Partner has transferred all of the assets of the thirteen Texas Partnerships subject to their liabilities to unaffiliated entities. The transfer of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments, Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Crestwood Place, Eagle Nest Apartments, One Main Place, Pilot Point Apartments, Lakeway Colony and Willowick were effective February 21, 1996, February 21, 1996, June 7, 1996, July 3, 1996, November 26, 1996, August 6, 1997, September 23, 1997,
      October 28, 1997,  October 28, 1997,  October 28, 1997,  October 28, 1997,
      October 30, 1997 and August 4, 1998, respectively.

*** As of March 31, 1999, the titles of Rolling Hills and Regency Square were transferred to the lender. The transfers were effective May 2, 1997.

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

With the exception of the Combined Entities, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited
Partnerships: (i) Boulevard Commons II and Boulevard Commons IIA, representing 2.48%, have Carroll Properties, Inc. and Robert King as Local General Partners;
(ii) Ellsworth, Syracuse, Satanta, Rossville, Humbolt, Smithville, Brownsville, Briarwood, Billings, Garden Plain, Wayne, Horseshoe Bend, Bolivar, Oak Grove, Westgate and Altheimer, representing 2.40%, have The Lockwood Group as Local General Partner; (iii) Elver Park II, Elver Park III, Tucson Trails I and Tucson Trails II, representing 6.41%, have Gorman Associates as Local General Partner;
(iv) Riverfront Apartments and Susquehanna View, representing 6.10%, have NCHP as Local General Partner; (v) West Dade and West Dade II, representing 6.65%, have Romat, Inc. and Arbor, Inc., respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (vi) Elmwood and Fox Run, representing 3.95%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vii) Eaglewood, Lexington and Fulton, representing 0.77%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (viii) Waterfront and Shoreline, representing 6.83%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in fifty-four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Willow Lake, Breckenridge, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 98%, 97%, 49% and 48.96%, respectively.

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



                              Capital Contributions
Local Limited Partnership                            Total               Total         Mtge. Loans
Property Name                      Number of   Committed at March  Paid through March   payable          Type of  Occupancy at March
Property Location                  Apt. Units       31, 1999           31, 1999    at December 31, 1998  Subsidy*      31, 1999
------------------------------------------------------------------------------------------------------------------------------------
West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                122        $1,513,936        $1,513,936       $4,049,203          Section 8         92%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                209         3,039,442         3,039,442        8,273,811          Section 8         98%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                144         1,165,925         1,165,925        3,231,079          Section 8         95%

Rolling Hills Associates L.P. (B)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (B)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                              142         1,079,318         1,079,318        7,087,704          None                72%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                              472         3,597,307         3,597,307       25,342,127          None                72%







                              Capital Contributions
Local Limited Partnership                             Total              Total         Mtge. Loans
Property Name                        Number of  Committed at March  Paid through March    payable        Type of  Occupancy at March
Property Location                    Apt. Units      31, 1999          31, 1999    at December 31, 1998  Subsidy*      31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Fox Run Housing
Fox Run
Victoria, TX                             150         1,605,775         1,605,775        4,104,694       Section 8              93%

Boulevard Commons Limited
    Partnership II
Boulevard Commons II
Chicago, IL                               61           517,175           517,175          691,775       Section 8             100%

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                             300         1,762,500         1,762,500        8,596,401       Section 8              93%

Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                               42         1,179,812         1,179,812        1,511,625       Section 8             38%

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                               96         2,002,560         2,002,560        2,791,025       None                  96%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                          46         1,900,000         1,900,000        2,619,347       Section 8             87%






                              Capital Contributions
Local Limited Partnership                              Total              Total        Mtge. Loans
Property Name                        Number of  Committed at March  Paid through March    payable           Type  Occupancy at March
Property Location                    Apt. Units      31, 1999           31, 1999     at December 31, 1998    of        31, 1999
                                                                                                           Subsidy*
------------------------------------------------------------------------------------------------------------------------------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                               8           52,150             52,150          240,431          FmHA              100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                236        2,022,100          2,022,100        6,863,716        Section 8            98%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                95        1,102,025          1,102,025        3,230,700        Section 8            90%

Bridgeport Housing Associates, LTD(A)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD(A)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                             12           69,658             69,658          327,767          FmHA               83%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                8           49,915             49,915          223,361          FmHA              100%






                              Capital Contributions
Local Limited Partnership                               Total              Total         Mtge. Loans
Property Name                          Number of  Committed at March  Paid through March   payable         Type   Occupancy at March
Property Location                    Apt. Units       31, 1999           31, 1999    at December 31, 1998   of         31, 1999
                                                                                                          Subsidy*
------------------------------------------------------------------------------------------------------------------------------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                             10            58,855            58,855          278,728          FmHA               90%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                            56           752,450           752,450        1,787,964          Section 8          89%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                             266          7,705,500        7,705,500        7,116,270          None              100%

One Main Place Housing
    Associates, LTD(A)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD(A)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (A)
Sherwood Arms
Keene, TX







                              Capital Contributions
Local Limited Partnership                             Total              Total       Mtge. Loans payable
Property Name                   Number of     Committed at March   Paid through March  at December 31,   Type of  Occupancy at March
Property Location              Apt. Units           31, 1999           31, 1999            1998          Subsidy*      31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

Crown Point Housing
    Associates, LTD (A)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (A)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                              48         1,119,330          1,119,330         2,701,132          None              100%

Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                       122         1,350,000          1,350,000        10,681,534          None               96%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                51         1,452,380          1,452,380         2,331,283          None               84%

Boston Financial Texas Properties
    Limited Partnership III(A)
Lakeway Colony
Lake Dallas, TX







                              Capital Contributions
Local Limited Partnership                            Total               Total          Mtge. Loans
Property Name                      Number of   Committed at March   Paid through March    payable       Type of   Occupancy at March
Property Location                 Apt. Units       31, 1999             31, 1999  at December 31, 1998  Subsidy*        31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                           40             255,000           255,000        1,113,413          FmHA               100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                          50           1,200,000         1,200,000        1,724,359          None                98%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                             217           5,774,113         5,774,113        9,718,207          Section 8           99%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                        12             70,030             70,030          302,841          FmHA               100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton, KY                              24            180,000            180,000          798,123          FmHA               100%

Lone Oak Housing Associates, LTD (A)
Lone Oak
Graham, TX






                              Capital Contributions
Local Limited Partnership                             Total               Total       Mtge. Loans payable
Property Name                       Number of   Committed at March  Paid through March  at December 31,  Type of  Occupancy at March
Property Location                   Apt. Units      31, 1999            31, 1999             1998        Subsidy*       31, 1999
------------------------------------------------------------------------------------------------------------------------------------

West Hallettsville Housing
    Associates, LTD(A)
Hallet-West
Hallettsville, TX

Glenbrook Housing Associates, LTD (A)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD(A)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                           12            58,855               58,855          282,556          FmHA                83%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                        28           161,665              161,665          784,201          FmHA                96%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                              15            81,205               81,205          427,912          FmHA                93%

Longview Apartments, L.P.
Longview
Humbolt, KS                            14            91,635               91,635          398,009          FmHA               100%





                              Capital Contributions
Local Limited Partnership                            Total                Total     Mtge. Loans payable
Property Name                     Number of    Committed at March  Paid through March    payable         Type of  Occupancy at March
Property Location                 Apt. Units        31, 1999          31, 1999      at December 31, 1998 Subsidy*      31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                     24           143,785              143,785           647,909          FmHA              100%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                       32           219,030              219,030         1,108,853          FmHA              100%

North Quail Run Housing
    Associates, LTD (A)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                         24           108,025              108,025           543,708          FmHA              100%

Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                            125           765,000              765,000         4,098,800          Section 8         92%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                            56         1,246,385            1,246,385         1,680,740          None              95%






                              Capital Contributions
Local Limited Partnership                             Total              Total         Mtge. Loans
Property Name                       Number of  Committed at March  Paid through March     payable          Type of     Occupancy at
Property Location                  Apt. Units      31, 1999            31, 1999     at December 31, 1998   Subsidy*   March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                            48         1,047,470            1,047,470         1,439,145          None              93%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                            48         1,047,470            1,047,470         1,407,408          None              90%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                            48         1,047,470            1,047,470         1,414,049          None             100%

Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                            125         3,340,138            3,340,138        17,298,253          Section 8         99%

241 Pine Street Associates, L.P.**
241 Pine Street
Manchester, NH                         50         1,374,298            1,374,298           418,430          None              99%

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                          24           118,828              118,828          561,717          FmHA               92%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                           104         1,850,000            1,850,000        3,186,957          None               94%







                              Capital Contributions
Local Limited Partnership                             Total                Total        Mtge. Loans
Property Name                      Number of    Committed at March  Paid through March   payable at      Type of  Occupancy at March
Property Location                  Apt. Units      31, 1999               31, 1999    December 31, 1998  Subsidy*      31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Breckenridge Creste Apartments, L.P.**
Breckenridge
Duluth, GA                            164         3,520,000            3,520,000         4,708,469          None              97%

Willow Lake Partners II, L.P.**
    A Limited Partnership
Willow Lake
Kansas City, MO                       132         2,130,700            2,130,700         2,699,871          None              91%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                            20            95,360               95,360           466,514          FmHA             100%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic
Lexington, TN                          24            95,000               95,000           815,747          FmHA              96%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                           200         1,984,908            1,984,908         7,264,214          Section 8         99%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                         201         2,194,314            2,194,314         8,955,465          Section 8        100%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                         20           131,865              131,865           638,634          FmHA              90%





                              Capital Contributions
Local Limited Partnership                           Total                Total        Mtge. Loans
Property Name                     Number of   Committed at March  Paid through March    payable          Type of  Occupancy at March
Property Location                Apt. Units       31, 1999           31, 1999     at December 31, 1998   Subsidy*      31, 1999
---------------------------------------------------------   ------------------------------------------------------------------------
Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                          20           130,375              130,375           597,205          FmHA              90%

The Temple-Kyle L.P.**
Kyle Hotel
Temple, TX                             64         1,624,100            1,624,100                 0          Section 8         86%

Diversey Square Associates II
Diversey Square II
Chicago, IL                            48         1,031,825            1,031,825         2,567,130          Section 8        100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                         36           283,945              283,945         1,200,333          None              97%
                                   ------     -------------         ------------   ---------------
                                    4,745        68,500,907           68,500,907       183,350,849
                                   ======
Less: **Combined Entities                         8,649,098            8,649,098         7,826,770
                                              -------------         ------------   ---------------
                                                $59,851,809          $59,851,809   $   175,524,079
                                                ===========          ===========   ===============

*FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types
           of GP financing. For instance, FmHA may provide:  1)   direct below-
           market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

 Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low- income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

 (A) As of March 31, 1999, the Managing General Partner has transferred all of the assets of the Thirteen Texas Partnerships subject to their liabilities. The Texas Partnerships had total capital contributions and mortgage payable amounts of $1,580,498 and $6,516,496, respectively, as of the transfer dates.

(B) As of March 31, 1998, the Managing General Partner transferred the title of Rolling Hills Associates, L.P. and Regency Square Limited Partnership to the lender. These two Partnerships had total capital contributions and mortgage payable amounts of $5,655,000 and $6,409,457, respectively, as of the transfer dates.

One Local Limited Partnership, Quarter Mill Associates L.P., invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit construction apartment complex located in Richmond, Virginia.

Quarter Mill is financed by a combination of private and public sources. The first mortgage is at 8.75% interest, has a 40-year term and is insured by HUD. The apartment project is pledged as collateral for the note. In addition to the first mortgage, there is a subordinated nonrecourse note that is payable each year only to the extent of 15% of the property's net cash flow, as defined by the note agreement.

Additional information required under this item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this report.

Item 3.  Legal Proceedings

Lone Oak Housing Associates, Ltd., as was previously reported, was the defendant in a lawsuit in which the plaintiff had alleged negligence and deceptive Trade Act violations. This litigation was settled by the insurance carrier and the case dismissed.

Willow Lake Partners II, L.P. ("Willow Lake") was the defendant in a lawsuit relating to an earlier lawsuit involving Willow Lake. As part of the Partnership's settlement with the former management agent, Willow Lake gave the management agent two cash flow notes. The former management agent is now claiming that Willow Lake has cash flow (so payments should have been made on the notes) and it is the Partnership's position that the property is running a deficit. On June 25, 1998, the court found for Willow Lake on summary judgement and ruled that there was no default on the note. This litigation is no longer outstanding unless the former management agent decides to appeal.

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

As of June 15, 1999, there were 5,880 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 1999, 1998 and 1997.

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

                                   March 31,       March 31,        March 31,           March 31,        March 31,
                                      1999            1998             1997               1996             1995

Revenue (C)                      $    2,977,888   $   2,733,282   $    2,119,597    $    2,219,261   $     1,926,504
Equity in losses of Local
  Limited Partnerships (C)           (3,090,983)     (3,287,444)      (3,624,984)       (4,670,063)       (5,818,976)
Gain (loss) on asset transfers          645,018       1,868,051          (51,595)        1,279,618                 -
Per Limited Partnership Unit               6.38           18.49           (0.51)             12.67                 -
Net loss                             (5,109,931)     (3,597,835)      (7,208,441)       (5,440,551)       (9,002,539)
Per Limited Partnership
  Unit                                   (50.59)         (35.62)          (71.36)           (53.86)           (89.13)
Partner distributions                         -               -                -                 -                 -
Cash and cash equivalents (C)           440,365         311,867          379,614           268,040           155,456
Marketable securities                   721,788         275,387          331,319           158,967         2,200,946
Investment in Local Limited
  Partnerships                       15,789,285      19,319,502       23,647,348        30,174,708        36,622,429
Total Assets (A)                     31,239,750      37,131,787       43,791,590        44,371,622        52,653,124
Long-term debt (C)                    7,832,127       8,641,832       11,754,415         7,006,101         9,581,097
Total Liabilities (C)                11,714,112      12,474,903       15,393,975         9,474,777        12,090,444
Other Data:
Passive loss (B)                     (9,547,678)     (7,960,758)     (10,918,014)      (11,654,006)      (12,660,771)
Per Limited Partnership
  Unit (B)                               (94.52)         (78.82)         (108.09)          (115.37)          (125.34)
Portfolio Income  (B)                   399,857         415,665          412,136           529,521           470,018
Per Limited Partnership
  Unit (B)                                 3.96            4.12             4.08              5.24              4.65
Low-Income Housing
  Tax Credits (B)                    12,743,635      12,585,747       13,857,452        14,056,981        14,088,559
Per Limited Partnership
  Unit (B)                               125.55          123.94           136.50            138.47            138.78
Recapture of Low-Income
  Housing Tax Credits (B)              (244,408)     (3,582,142)        (995,750)                -                 -
Per Limited Partnership
  Unit (B)                                (2.42)         (35.46)           (9.86)                 -                 -
Local Limited Partnership interests
owned at end of period (D)                   54              55               64                69                69


(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1998, 1997, 1996, 1995 and 1994 represents the amount allocated to individual investors. Corporate investors were allocated $131.03, $129.80, $142.65, $144.62 and $144.95 per Unit in 1998,
     1997, 1996, 1995 and 1994, respectively.

(C) Revenue for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 includes $2,484,545, $2,563,928, $1,909,683, $2,224,273 and $1,792,997,
     respectively, of rental and other revenues from the Combined Entities that is included in the combined revenue on the Combined Statement of Operations. Equity in losses of Local Limited Partnerships in the years ended March 31, 1999, 1998, 1997, 1996 and 1995 does not include $1,663,198, $(931,727),$(2,633,475), $608,681 and ($857,248), respectively, of income (losses) from the Combined Entities that have been combined with the Partnership's loss on the Combined Statement of Operations. Cash and cash equivalents for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 includes $101,372, $99,298, $166,606, $173,408 and $80,091, respectively, from the Combined Entities that is included on the Combined Balance sheets. The total amount of long-term debt is related to the Combined Entities. Total liabilities for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 includes $10,990,506, $12,068,486, $15,409,538,
     $10,065,592 and $11,499,446, respectively, from the Combined Entities that is included on the Combined Balance Sheets.

(D) As of March 31, 1998, the Managing General Partner transferred the title to the lender of Rolling Hills Associates, L.P. and Regency Square Limited Partnership with an original cost amount of $5,655,000. As of March 31, 1999, the Managing General Partner also transferred all of the assets of Willowick subject to its liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates, and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

As previously reported, the Managing General Partner transferred all of the assets of the thirteen Texas Partnerships subject to their liabilities to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments, Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Lakeway Colony, Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments were transferred prior to March 31, 1998. Willowick was transferred on August 4, 1998. For tax purposes, these events resulted in both
Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership resulted in a nominal amount of recapture of tax credits because the Texas Partnerships represented only 2% of the Partnership's tax credits.

The Local General Partner and Managing General Partner were involved in lengthy workout negotiations with HUD, but ultimately the mortgages for these properties were sold to a lender in HUD's August 1996 non-performing loan auction. Although negotiations continued with the lender in an attempt to prevent foreclosure, a workout was not achieved, and the foreclosures occurred. This transfer of title resulted in a recapture tax in 1997 and the allocation of taxable income, which was reported on the investors' 1997 tax return (filed in 1998).

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $128,498 for the year ended March 31, 1999. This increase is attributable to sales of marketable securities, cash distributions received from Local Limited Partnership and cash provided by operations and proceeds from mortgage note. These increases are partially offset by purchases of marketable securities and reimbursement to developer.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,728,000 have been paid from Reserves. This amount includes approximately $1,313,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,070,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,038,000 of operating funds to replenish Reserves. At March 31, 1999, approximately $983,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,313,000 noted above, the Partnership has also advanced approximately $622,000 to the Texas Partnerships and $841,000 to four other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made in the three years ended March 31, 1999. As of March 31, 1999, all required capital contributions have been made to Local Limited Partnerships. Based on the results of 1998 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1999 versus 1998

For the year ended March 31, 1999, Partnership operations resulted in a net loss of $5,109,931 as compared to a net loss of $3,597,835 for the same period in 1998. The increase in net loss is primarily attributable to an increase in provision for valuation of real estate related to one of the combined entities. These increases in net loss are partially offset by a decrease in bad debt expenses.

1998 versus 1997

For the year ended March 31, 1998, Partnership operations resulted in a net loss of $3,597,835 as compared to a net loss of $7,208,441 for the same period in 1997. The decrease in net loss is primarily attributable to a increase in gains on transfer of assets, an increase in rental revenue, a decrease in provision for valuation of real estate and a decrease in equity in losses. These decreases in net loss are partially offset by an increase in bad debt expense, rental operations and interest expense.






Low-Income Housing Tax Credits

The 1998, 1997 and 1996 Tax Credits per Unit for individuals were $125.55, $123.94 and $136.50, respectively. The 1998, 1997 and 1996 Tax Credits per Unit for corporations were $131.03, $129.80 and $142.65, respectively. The credits, which have stabilized, are expected to remain stable for the next two years, and then they are expected to decrease as certain properties reach the end of the ten-year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future. The transfer of ownership of the remaining Texas Partnership will result in nominal recapture of tax credits since the Texas Partnerships represent less than 2% of the Partnership's tax credits.

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

Property Discussions

Prior to the transfer of the Texas Partnerships, Limited Partnership interests had been acquired in sixty-nine Local Limited Partnerships, which own and operate rental properties in twenty-four states. Forty-two of the properties, totaling 3,935 units, were rehabilitated, and twenty-seven properties, consisting of 1,614 units, were newly constructed.

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

Boulevard Commons II and IIA, located in Chicago, Illinois, and both having the same Local General Partner have been experiencing operating deficits. Expenses have increased due to increasing maintenance, capital needs, security issues and high turnover at the property. The Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective January 1, 1999, the Partnership redeemed its interest in Boulevard Commons II to the Local Limited Partnership. The redemption of the Partnership's interest avoids a possible recapture event. However, the redemption will cause investors to have minimal taxable gain or loss for the 1999 tax year, depending upon the tax basis of the property.

The Managing General Partner is still negotiating with the Local General Partner regarding Boulevard Commons IIA to develop a plan that will ultimately transfer ownership of the property to the Local General Partner and minimize the risk of recapture, However, given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of higher vacancies during the summer of 1998. However occupancy for the last two quarters has increased from 90% in September 30, 1998 to 96% in December 31, 1998. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits due to consistent increases in vacancy. As of December 31, 1998, occupancy was 89%. The Local General Partner, Managing General Partner and Management Agent are working together to review the marketing, security and long-term strategy for this property. In addition, the Local General Partner has approached the lender about the possibility of refinancing the mortgage. The Managing General Partner is closely monitoring this property.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Partnership's carrying value of this investment for financial reporting purposes is zero. Occupancy for this property as of December 31, 1998 was 98%.

As previously reported, a refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner is still monitoring the progress of the application approval process.

Pleasant Plaza located in Malden, Massachusetts, as well as South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the Operating Deficit Loans. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, it is likely that both properties will default on their mortgage obligations in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Shoreline was approved for the 1998 New Approach Anti-Drug Grant. The Grant was issued in February, 1999 and will be used to support drug prevention, educational programs and increased security on the property. For both Waterfront and Shoreline, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant. At this point, deficits continue to be funded by the Management Agent. As noted previously, the viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these concerns.

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

As previously reported, the Managing General Partner completed the transfer of the remaining Texas Partnership, Willowick, effective August 4, 1998. This transfer resulted in tax credit recapture of $2.44 per unit that was reported on your 1998 K-1. In addition, the event also resulted in both Section 1231 gain and cancellation of indebtedness income for the tax year 1998.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnerships operations or financial condition for the years ended March 31, 1999, 1998 and 1997.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Partnership's market risk sensitive instruments.

----------------------------------------------------------------------------------------------------------------------
1998                      1999        2000       2001        2002         2003      Thereafter    Face Value
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Debt Obligations
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Long Term Debt:
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Fixed Rate             92,398    101,326     111,103       121,609    133,661     7,272,030      7,832,127
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Average Interest
  Rate                    9.31%      9.31%       9.31%       9.31%        9.31%       9.31%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Variable Rate                                                                       1,389,038      1,389,038
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Average Interest Rate                                                                 8.75%
----------------------------------------------------------------------------------------------------------------------


Due to difficulties in obtaining market values of obligations with similar characteristics for certain debt in this table, it is not practicable to determine a fair value materially different from face value.

In addition to the debt obligations included in this table, the Partnership has invested in marketable securities with aggregate fair values of $721,788 at March 31, 1999; these securities, with rates ranging from 4.87% to 6.49%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                                       PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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


     Name                                           Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                     Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
William E. Haynsworth               Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D.; M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985, and is Vice President and General Counsel. He is also a member of the Senior Leadership Team, the firm's Executive Committee. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference, and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1997 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1999, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                   Amount
Title of          Name and Address of           Beneficially            Percent
 Class            Beneficial Owner                 Owned               of Class

Limited         AMP, Incorporated              10,000 Units               10%
Partner          P.O. Box 3608
                Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 1999. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1999, Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 units sold to the public.

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

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, serves as property management agent for Harbour View, Willow Lake, Willowick, The Kyle and Breckenridge.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1999 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.
There were no organization fees and offering expenses paid in the three years ended March 31, 1999.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2% of the gross offering proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1999 and 1998, deferred acquisition fees payable amounted to $112,500 and $225,000, respectively.

Payments made and expenses reimbursed in each of the three years ended March 31, 1999 are as follows:

                                    1999                 1998           1997
                                 ----------------------------------------------

     Acquisition fees and expenses  $        -      $        -     $         -
     Deferred acquisition fees      $  112,500      $  112,500     $   112,500


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,086 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee.


Asset Management Fees incurred in each of the three years ended March 31, 1999 are as follows:

                                    1999                  1998           1997
                                -----------------------------------------------

     Asset management fees          $   385,702     $   423,223    $   450,678


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1999 are as follows:

                                     1999                  1998           1997
                                 ----------------------------------------------
     Salaries and benefits expense
      reimbursements                 $  140,069      $  180,970      $ 170,961

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $35,917, $52,220 and $51,956 of fees earned by BFPM during 1998, 1997 and 1996, respectively.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1997, BFPM became the management agent of Breckenridge. Fees charged in each of the three years ended December 31, 1998 are as follows:

                                      1998                 1997           1996
                                   --------------------------------------------

     Property management fees        $  102,599      $  104,878      $ 135,472


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1999.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 5 to the Financial Statements.

                                                                       F-4
                                                                     PART IV

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

(a)(3)     See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K
           No reports on form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)  Exhibits


Number and Description in Accordance with
Item 601 of Regulation S-K

     27.   Financial Data Schedule

     28.   Additional Exhibits

           (a)  Reports of Other Independent Auditors

           (b)  Audited financial statements of Local Limited Partnerships

                Kyle Hotel

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By:  Arch Street III, Inc.
           its Managing General Partner




     By:   /s/Randolph G. Hawthorne                   Date:    June 28, 1999
           ------------------------------                      -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:    /s/Randolph G. Hawthorne                   Date:    June 28, 1999
           ------------------------------                       -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                     Date:    June 28, 1999
           ---------------------------------                   ----------------
           Michael H. Gladstone
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                   (A Limited Partnership)

                   Annual Report on Form 10-K for the Year Ended March 31, 1999
                                                                       Index


                                                                       Page No.
                                                                   ------------

Report of Independent Accountants                                        F-2

Financial Statements

     Combined Balance Sheets - March 31, 1999 and 1998                   F-3

     Combined Statements of Operations - For the Years Ended
       March 31, 1999, 1998 and 1997                                     F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the Years Ended March 31, 1999,
       1998 and 1997                                                     F-5

     Combined Statements of Cash Flows - For the Years Ended
       March 31, 1999, 1998 and 1997                                     F-6

     Notes to the Combined Financial Statements                          F-8

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation            F-25


See also Index to Exhibits on Page K-30 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III
(A Limited Partnership):

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $26,031,703 and $31,420,550, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $4,736,414, $2,382,481, and $2,458,710 are included in the accompanying financial statements for the period ended March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                        (A Limited Partnership)



                     COMBINED BALANCE SHEETS - MARCH 31, 1999 AND 1998


                                                                                  1999                1998
                                                                             -------------       ---------
Assets

Cash and cash equivalents                                                    $     440,365       $     311,867
Marketable securities, at fair value (Note 3)                                      721,788             275,387
Investments in Local Limited Partnerships, net (Note 4)                         15,789,285          19,319,502
Accounts receivable, net                                                           102,755              90,467
Interest receivable                                                                  8,624              13,298
Prepaid expenses                                                                    21,095              25,247
Tenant security deposits                                                            95,105              68,292
Replacement reserves                                                               261,127             194,671
Operating reserves                                                                  41,285                   -
Rental property at cost, net of accumulated
   depreciation and reserve for valuation (Note 6)                              13,216,007          16,267,802
Deferred acquisition fees escrow (Note 5)                                          112,500             225,000
Deferred expenses, net of $134,196 and $104,360
   accumulated amortization in 1999 and 1998                                       219,416             209,127
Other assets                                                                       210,398             131,127
                                                                             -------------       -------------
     Total Assets                                                            $  31,239,750       $  37,131,787
                                                                             =============       =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                      $   2,079,127       $   1,702,519
Accounts payable and accrued expenses                                              574,773             484,817
Interest payable                                                                   312,719             312,091
Note payable, affiliate (Note 5)                                                   514,968             514,968
Security deposits payable                                                           87,898              70,630
Due to affiliate (Note 8)                                                                -             323,046
Deferred acquisition fees payable (Note 5)                                         112,500             225,000
Advances from affiliates (Note 9)                                                  200,000             200,000
Mortgage notes payable (Note 7)                                                  7,832,127           8,641,832
                                                                             -------------       -------------
     Total Liabilities                                                          11,714,112          12,474,903
                                                                             -------------       -------------

Minority interest in Local Limited Partnerships                                    886,727             907,515
                                                                             -------------       -------------

General, Initial and Investor Limited Partners' Equity                          18,638,674          23,748,605
Net unrealized gains on marketable securities                                          237                 764
                                                                             -------------       -------------
     Total Partners' Equity                                                     18,638,911          23,749,369
                                                                             -------------       -------------
     Total Liabilities and Partners' Equity                                  $  31,239,750       $  37,131,787
                                                                             =============       =============
The  accompanying  notes  are an  integral part of these combined financial statements.

                                                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                                                  (A Limited Partnership)

                                                               COMBINED STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                               1999              1998           1997
                                                           ------------     ------------     -------
Revenue:
   Rental                                                  $  2,435,094     $  2,470,887     $ 1,764,258
   Investment                                                    49,563           40,340          82,660
   Recovery of bad debt                                          30,148                -               -
   Other                                                        463,083          222,055         272,679
                                                           ------------     ------------     -----------
     Total Revenue                                            2,977,888        2,733,282       2,119,597
                                                           ------------     ------------     -----------

Expenses:
   Asset management fees, related party (Note 5)                385,702          423,223         450,678
   General and administrative (includes reimbursements
    to affiliates of $140,069, $180,970 and $170,961 in
    1999, 1998 and 1997, respectively) (Note 5)                 361,002          493,519         611,810
   Bad debt expense                                              12,933          394,319           8,665
   Property management fees (Note 5)                            138,452          179,980         150,304
   Rental operations, exclusive of depreciation               1,478,455        1,725,621       1,387,909
   Interest (Notes 7 and 9)                                     760,130          884,758         532,518
   Provision for valuation of real estate (Note 11)           1,693,514                -       1,748,708
   Depreciation                                                 653,671          767,716         605,671
   Amortization                                                 178,783          177,617         182,875
                                                           ------------     ------------     -----------
     Total Expenses                                           5,662,642        5,046,753       5,679,138
                                                           ------------     ------------     -----------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, gain (loss) on liquidation of interests in Local Limited
   Partnerships and gain on transfer                         (2,684,754)      (2,313,471)     (3,559,541)

Equity in losses of Local Limited
   Partnerships (Note 4)                                     (3,090,983)      (3,287,444)     (3,624,984)

Minority interest in losses of
   Local Limited Partnerships                                    20,788          153,280          27,679

Gain (loss) on liquidation of interests
   in Local Limited Partnerships (Note 10)                            -          (18,251)             -
                                                           ------------     ------------    -----------

Net Loss before gain (loss) on transfer                      (5,754,949)      (5,465,886)     (7,156,846)

Gain (loss) on transfer of assets                               645,018        1,868,051         (51,595)
                                                           ------------     ------------    ------------

Net Loss                                                   $ (5,109,931)    $ (3,597,835)   $ (7,208,441)
                                                           ============     ============    ============

Net Loss Allocated:
   General Partners                                        $    (51,099)    $    (35,978)   $    (72,084)
   Limited Partners                                          (5,058,832)      (3,561,857)     (7,136,357)
                                                           -------------    ------------    ------------
                                                           $ (5,109,931)    $ (3,597,835)   $ (7,208,441)
                                                           ============     ============    ============
Net Loss before gain (loss) on transfer
   per Limited Partnership Unit (100,000 Units)            $     (56.97)    $     (54.11)   $     (70.85)
                                                           ============     ============    ============

Gain (loss) on transfer per Limited
   Partnership Unit (100,000 Units)                        $       6.38     $      18.49    $      (0.51)
                                                           ============     ============    ============

Net Loss per Limited Partnership Unit (100,000 Units)      $     (50.59)    $     (35.62)   $     (71.36)
                                                           ============     ============       =========
The  accompanying  notes  are an  integral part of these combined financial statements.


                                              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                                                 (A Limited Partnership)

                                                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                                                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                       Net
                                                       Initial      Investor     Unrealized
                                        General        Limited       Limited        Gains
                                       Partners      Partners       Partners      (Losses)       Total

Balance at March 31, 1996             $ (530,297)     $ 5,000    $ 35,080,178     $     12    $ 34,554,893
                                      ----------      -------    ------------     --------    ------------

Comprehensive Loss:
   Net change in unrealized gains
     on marketable securities
     available for sale                        -            -               -       (1,959)         (1,959)
   Net Loss                              (72,084)           -      (7,136,357)           -      (7,208,441)
                                      ----------      -------    ------------     --------    ------------
Comprehensive Loss                       (72,084)           -      (7,136,357)      (1,959)     (7,210,400)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1997               (602,381)       5,000      27,943,821       (1,947)     27,344,493
                                      ----------      -------    ------------     --------    ------------

Comprehensive Income (Loss):
   Net change in unrealized losses
     on marketable securities
     available for sale                        -            -               -        2,711           2,711

  Net Loss                               (35,978)           -      (3,561,857)           -      (3,597,835)
                                      ----------   ----------      ----------   ----------      ----------
Comprehensive Income (Loss)              (35,978)           -      (3,561,857)       2,711      (3,595,124)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1998              (638,359)        5,000      24,381,964          764      23,749,369
                                      ---------       -------      ----------     --------      ----------

Comprehensive Loss:
   Net change in unrealized gains
     on marketable securities
     available for sale                        -            -               -         (527)           (527)
   Net Loss                              (51,099)           -      (5,058,832)           -      (5,109,931)
                                      ----------      -------    ------------     --------    ------------
Comprehensive Loss                       (51,099)           -      (5,058,832)        (527)     (5,110,458)
                                      ----------      -------    ------------     --------    ------------

Balance at March 31, 1999             $ (689,458)     $ 5,000    $ 19,323,132     $    237    $ 18,638,911
                                      ==========      =======    ============     ========    ============
The  accompanying  notes  are an  integral part of these combined financial statements.

                                             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                                                 (A Limited Partnership)

                                                            COMBINED STATEMENTS OF CASH FLOWS


                                                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                               1999              1998           1997
                                                           ------------     ------------    --------

Net Loss                                                   $ (5,109,931)    $ (3,597,835)    $(7,208,441)
Adjustments to reconcile net loss to net
   cash used for operating activities:
   Equity in losses of Local Limited Partnerships             3,090,983        3,287,444       3,624,984
   Bad debt expense (recoveries)                                (17,215)         394,319           8,665
   Gain (loss) on liquidation of interests in Local
     Limited Partnerships                                             -           18,251               -
   Provision for valuation of real estate                     1,693,514                -       1,748,708
   Gain (loss) on transfer of assets                           (645,018)      (1,868,051)         51,595
   Cash distribution included in net loss                       (68,949)         (26,674)        (32,610)
   Amortization and depreciation                                832,454          945,333         788,546
   (Gain) loss on sales and maturities of
     marketable securities                                         (386)          (1,292)          1,291
   Minority interest in losses of Local
     Limited Partnerships                                       (20,788)        (153,280)        (27,679)
   Increase in operating reserves                               (41,285)               -               -
   Increase  (decrease)  in cash arising  from  changes
   in operating  assets and
     liabilities:
     Accounts receivable                                         (1,052)             703          19,834
     Interest receivable                                          4,674           50,381         (62,939)
     Prepaid expenses                                             3,930            2,575           5,227
     Tenant security deposits                                   (30,910)         (14,607)          4,099
     Other assets                                              (108,760)         (39,409)        (30,404)
     Accounts payable to affiliates                             359,696          513,799         428,633
     Accounts payable and accrued expenses                      208,300          144,878          43,002
     Interest payable                                            35,320           43,460         198,324
     Tenant security deposits payable                            21,365            1,353              28
                                                           ------------     ------------    ------------
Net cash provided by (used for) operating activities            205,942         (298,652)       (439,137)
                                                           ------------     ------------    ------------

Cash flows from investing activities:
   (Advances to) reimbursements from affiliates                (146,898)          76,318        (124,294)
   Purchases of marketable securities                        (1,094,449)        (448,522)       (273,754)
   Proceeds from sales and maturities of
     marketable securities                                      647,907          508,457          98,152
   Cash distributions received from Local
     Limited Partnerships                                       576,309          424,737         503,503
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                    -                -          18,364
   Adjustment to cash received
     upon assumption of General
     Partner interest in a Combined Entity                            -                -         (51,595)
   Adjustment to cash upon
     liquidation of General Partner
     interest in a Combined Entity                               (1,817)         (11,821)              -
   Decrease in deferred acquisition fee escrow                  112,500          112,500         112,500
   Payment of deferred acquisition fees                        (112,500)        (112,500)       (112,500)
   Releases from (deposits to) replacement reserves             (66,875)           6,916          10,637
   Additions to rental property                                 (91,668)        (335,745)        (70,940)
                                                           ------------     ------------    ------------
Net cash provided by (used for) investing activities           (177,491)         220,340         110,073
                                                           ------------     ------------    ------------

The accompanying notes are an integral part of these combined financial statements.

                                             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                                                 (A Limited Partnership)

                                                         COMBINED STATEMENTS OF CASH FLOWS (continued)

                                                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                              1999              1998             1997
                                                          -------------    -------------     --------


Cash flows from financing activities
   Proceeds from mortgage note                                  418,430                -                 -
   Repayment of mortgage notes payable                          (77,446)        (104,845)          (87,574)
   Additions to deferred expenses                               (40,124)               -                 -
   Cash distributions                                           (30,000)               -                 -
   Advances from affiliate                                      152,233          115,410            35,523
   Advances on notes payable, affiliate                               -                -           492,689
   Reimbursement to developer                                  (323,046)               -                 -
                                                          -------------    -------------     -------------
Net cash provided by financing activities                       100,047           10,565           440,638
                                                          -------------    -------------     -------------

Net increase (decrease) in cash and
     cash equivalents                                           128,498          (67,747)          111,574

Cash and cash equivalents, beginning of year                    311,867          379,614           268,040
                                                          -------------    -------------     -------------

Cash and cash equivalents, end of year                    $     440,365    $     311,867     $     379,614
                                                          =============    =============     =============

Supplemental Disclosure:
   Cash paid for interest                                 $     790,301    $     910,543     $     360,491
                                                          =============    =============     =============


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

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                        (A Limited Partnership)


                            NOTES TO THE COMBINED FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), most of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a Reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. At March 31, 1999, the Managing General Partner has designated approximately $983,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities (defined below), using the equity method of accounting, because the Partnership does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income. For the years ended March 31, 1999, 1998 and 1997, the Partnership did not recognize $20,883,730, $4,878,906 and
$5,206,584, respectively, of equity losses relating to Local Limited Partnerships whose cumulative equity in losses and distributions exceeded their total investments.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)

                        NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investment in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Partnership recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is the possibility that the estimates relating to reserves for non-temporary declines in the carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996.

On August 26, 1992, an affiliate of the Partnership's Managing General Partner, BF Harbour View, Inc., became the Local General Partner of 241 Pine Street Associates, L.P. ("241 Pine Street"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of 241 Pine Street has a controlling financial interest in the Partnership, these combined financial statements include the detailed financial activity of 241 Pine Street for the years ended December 31, 1996, 1997 and 1998. All significant intercompany balances and transactions have been eliminated.

On April 2, 1993, an affiliate of the Managing General Partner, BF Willow Lake, Inc., became the Local General Partner of Willow Lake Partners II, L.P. ("Willow Lake"). BF Willow Lake, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Willow Lake has a controlling financial interest in the Partnership, these combined financial statements include the financial activity of Willow Lake for the years ended December 31, 1996, 1997 and 1998. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partner, BF Texas Limited Partnership, became an additional Local General Partner responsible for all management decisions in thirteen Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships had a controlling financial interest in the Partnership, these combined financial statements included the financial activity of thirteen Texas Partnerships for the years ended March 31, 1994 and 1995. During the year ended March 31, 1996, control of six of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 10). During the year ended March 31, 1997, the Managing General Partner transferred all of the assets of five out of these six Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, one Texas Partnership was accounted for on the equity method and the combined financial statements included detailed financial activity of seven Texas Partnerships for the year ended December 31, 1996. During the year ended March 31, 1998, the Managing General Partner transferred all of the assets of seven of the remaining Texas Partnerships subject to their liabilities to unaffiliated entities, six of which were combined in prior years, one of which had been

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                         NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

previously accounted for under the equity method. During the year ended March 31, 1999, the Managing General Partner transferred all of the assets of the remaining Texas Partnership subject to its liabilities to unaffiliated entities. All significant intercompany balances and transactions have been eliminated.

On September 29, 1995, an affiliate of the Managing General Partner, BF Texas Limited Partnership, became the Local General Partner responsible for all management decisions in The Temple-Kyle L.P. ("The Kyle"). Since the Local General Partner of The Kyle has a controlling financial interest in the Partnership, these combined financial statements include the detailed financial activity of The Kyle for the years ended December 31, 1996, 1997 and 1998.
All significant intercompany balances and transactions have been eliminated.

On August 20, 1997, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., became the Local General Partner responsible for all management decisions in Breckenridge Creste Apartments, L.P. ("Breckenridge
Creste"). Since the Local General Partner of Breckenridge Creste has a controlling financial interest in the Partnership, these combined financial statements include the detailed financial activity of Breckenridge Creste for the period from September 1, 1996 through December 31, 1996, and for the years ended December 31, 1997 and 1998. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of 241 Pine Street, Willow Lake, The Kyle and Breckenridge Creste on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein, the "Combined Entities" refers to 241 Pine Street, Willow Lake, The Kyle and Breckenridge Creste.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Partnership's financial position or results of operations. The only component of the Partnership's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)



                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.  Significant Accounting Policies (continued)

Rental Property

Real estate and personal property of the Combined Entities are recorded at cost. The Combined Entities provide for depreciation using primarily the straight-line method over their estimated useful lives.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

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

Rental Income

Rental income, principally from short-term leases on the Combined Entities' apartment units, is recognized as income as the rents become due.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                              Cost               Gains            Losses        Value


Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $   721,551         $       633       $   (396)    $   721,788
                                          -----------         -----------       --------     -----------

Marketable Securities
   at March 31, 1999                      $   721,551         $       633       $   (396)    $   721,788
                                          ===========         ===========       ========     ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $   274,623         $       820       $    (56)    $   275,387
                                          -----------         -----------       --------     -----------

Marketable Securities
   at March 31, 1998                      $   274,623         $       820       $    (56)    $   275,387
                                          ===========         ===========       ========     ===========


The contractual maturities at March 31, 1999 are as follows:
                                                                      Fair
                                                       Cost           Value
Due in less than one year                        $   597,065     $   597,265
Due in one to five years                             124,486         124,523
                                                 -----------     -----------
                                                 $   721,551     $   721,788
                                                 ===========     ===========


Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $327,000 during the fiscal year ended March 31, 1998; during the years ended March 31, 1999 and 1997 there were no proceeds from sales of marketable securities. Proceeds from the maturities of marketable securities were approximately $648,000, $181,000 and $98,000 during the years ended March 31, 1999, 1998 and
1997, respectively. Included in investment income are gross gains of $421, $1,845 and $64, and gross losses of $35, $553 and $1,355 that were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in fifty-four Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                        NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships, excluding the Combined Entities, for the years ended March 31:
                                                                     1999             1998              1997


Capital contributions to Local Limited Partnerships
   and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                $  59,851,809     $  59,851,809    $  65,667,604

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $46,802,890
   $25,919,160, and $22,111,810 at March 31,
   1999, 1998 and 1997, respectively)                             (43,864,908)      (40,842,874)     (43,991,055)

Cumulative cash distributions received from
   Local Limited Partnerships                                      (2,645,308)       (2,256,711)      (1,831,974)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships before adjustment        13,341,593        16,752,224       19,844,575

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                    5,398,026         5,398,026        6,730,055

   Accumulated amortization of acquisition fees and expenses       (1,315,334)       (1,195,748)      (1,292,282)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships                          17,424,285        20,954,502       25,282,348

Reserve for valuation of investments in
   Local Limited Partnerships                                      (1,635,000)       (1,635,000)      (1,635,000)
                                                                -------------     -------------    -------------
                                                                $  15,789,285     $  19,319,502    $  23,647,348
                                                                =============     =============    =============

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships accounted for on the equity method (excluding the Combined Entity beginning on the date of combination) in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of December 31,

                                                     1998                  1997                1996
                                                --------------         --------------     ---------
Assets:
   Investment property, net                     $  141,245,214         $  163,031,238     $   179,058,410
   Other assets, net                                13,136,870             12,596,647          13,158,108
   Current assets                                    5,683,117              6,395,184           5,977,538
                                                --------------         --------------     ---------------
     Total assets                               $  160,065,201         $  182,023,069     $   198,194,056
                                                ==============         ==============     ===============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion    $  156,511,842         $  161,870,394     $   172,051,946
   Other liabilities                                16,165,309             12,209,220          13,276,728
   Current liabilities (includes current
    portion of mortgages payable)                   23,138,258             18,470,513          17,958,778
                                                --------------         --------------     ---------------
     Total liabilities                             195,815,409            192,550,127         203,287,452
                                                --------------         --------------     ---------------

Partners' Equity:
   Partnership's deficiency                        (35,369,523)           (10,944,390)         (4,360,195)
   Other partners' equity (deficiency)                (380,685)               417,332            (733,201)
                                                --------------         --------------     ---------------
     Total partners' deficiency                    (35,750,208)           (10,527,058)         (5,093,396)
                                                --------------         --------------     ---------------
     Total liabilities and partners' deficiency   $160,065,201         $  182,023,069     $   198,194,056
                                                  ============      =================     ===============



                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                        NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized Income Statements - For
the year ended December 31,

                                                     1998                  1997                1996
                                                 -------------         -------------      ---------

Rental and other income                          $  29,341,366         $  28,897,583      $   29,724,298
                                                 -------------         -------------      --------------

Expenses:
   Operating expenses                               16,687,176            16,391,351          17,315,396
   Interest expense                                 13,646,680            13,691,558          14,652,969
   Depreciation and amortization                     7,157,754             7,440,803           8,365,838
   Provision for valuation of real estate           16,439,515                     -                   -
                                                 -------------         -------------      --------------
     Total expenses                                 53,931,125            37,523,712          40,334,203
                                                 -------------         -------------      --------------

Net Loss                                         $ (24,589,759)        $  (8,626,129)     $  (10,609,905)
                                                 =============         =============      ==============

Partnership's share of Net Loss                  $ (23,905,766)        $  (8,139,677)     $   (8,798,958)
                                                 =============         =============      ==============
Other partners' share of Net Loss                $    (683,993)        $    (486,452)     $   (1,810,947)
                                                 =============         =============      ==============

For the years ended March 31, 1999, 1998 and 1997, the Partnership has not recognized $20,883,730, $4,878,906 and $5,206,584, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $35,369,523 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $13,341,593 primarily because the Partnership has not recognized $46,802,890 of equity losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the Deferred Acquisition Fees which have been deposited in an interest bearing account and are paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 1999 and 1998, deferred acquisition fees payable amounted to $112,500 and $225,000, respectively.

An affiliate of the Managing General Partner currently receives $7,086 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $385,702, $423,223 and $450,678 for the years ended March 31, 1999, 1998 and 1997, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees and expenses equaled $1,950,448 and $1,564,746 at March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $140,069, $180,970 and $170,961, respectively, that the Partnership has paid or will pay as reimbursement for salaries and benefits.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


5.  Transactions with Affiliates (continued)

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Harbour View, a property in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $35,917, $52,220 and $51,956 of fees earned by BFPM during 1998, 1997 and 1996, respectively. As of August 1998, Boston Financial was no longer the management agent for Harbor View.

On April 2, 1993, BFPM became the management agent of Willow Lake. In August of 1993, BFPM became the management agent for the Texas Partnerships. On September 29, 1995, BFPM became the management agent of The Kyle. On August 20, 1997, BFPM became the management agent of Breckenridge. Included in the Combined Statements of Operations is $102,599, $104,878 and $135,472 of property management fees charged by BFPM during 1998, 1997 and 1996, respectively. Payables to affiliates include $82,026 and $114,045 of property management fees at December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 1999 and 1998, $514,968 is due to an affiliate of the Managing General Partner for this note.

This affiliate of the Managing General Partner has made a commitment to defer collection of past or future asset management fees, reimbursement of operating expenses and property management fees, and to defer collection of the $514,968 note described above, to the extent necessary to cover operating deficits of the Partnership.

6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at cost, the components of which, excluding certain acquisition costs of $782,487 and $816,683 as of December 31, 1998 and 1997, respectively paid by the Partnership and included in bases, are as follows at December 31:

                                                                        1998                    1997
                                                                   -------------            --------

   Land and improvements                                           $   1,195,873            $  1,245,805
   Building and improvements                                          16,377,742              19,018,025
   Equipment                                                             428,888                 490,526
                                                                   -------------            ------------
                                                                      18,002,503              20,754,356
   Less: accumulated depreciation                                     (5,568,983)             (5,303,237)
                                                                   -------------            ------------
     Total                                                         $  12,433,520            $ 15,451,119
                                                                   =============            ============

During the year ended December 31, 1998, operating deficiencies at Temple Kyle indicated potential impairment. Based upon analysis of future cash flows, an impairment loss of $1,693,514 was recognized on the real estate owned by The Kyle, which decreased the aggregate carrying value to $2,034,321, the fair value of the asset, as determined by an independent third party appraisal. During the year ended December 31, 1996, an impairment loss of $1,748,708 was recognized on real estate owned by the Texas Partnerships, which decreased the aggregate carrying value to $2,920,411. For the years ended December 31, 1997 and 1996, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to the impairment loss) by $127,794 and $410,866, respectively. See Note 10 for further details on the liquidation of the interests in the Texas Partnerships

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)

                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


7.   Mortgage Notes Payable

Willow Lake

The original mortgage note payable consists of a 9.25% per annum note due in monthly principal and interest installments of $22,878, maturing on February 1, 2005. The original loan is collateralized by a first deed of trust covering all real and personal property. The loan is also collateralized by an operating deficit escrow of $58,387 provided by the Local General Partners.

As of December 31, 1993, Willow Lake was in default of its principal and interest payments due under the mortgage agreement; however, the lender and Willow Lake executed a workout commitment letter in June 1993 designed to address the default. On May 31, 1998, the original workout agreement was amended and extended for a period of thirty-six months. Commencing June 1, 1998 the terms of the workout agreement include a reduction in the interest rate to 8.25% for the period form June 1, 1998 through May 31, 1999, 8.75% for the period from June 1, 1999 through May 31, 2000 and 9.00% for the period from June 1, 2000 through May 31, 2001. Thereafter Willow Lake will resume payments at the original contract rate of 9.25%. Under the terms of the workout agreement, the difference in the interest payments at the original contract rate of 9.25% and the reduced rates required over the term of the workout period shall be payable upon expiration of the workout period over the remaining term of the note.

Under the terms of the agreement, Willow Lake is required to maintain a minimum balance of $5,000 in an operating deficit escrow account for the purpose of funding any shortfall to the extent that cash flow is insufficient to cover the full amount of the modified principal and interest payment.

The liability of Willow Lake under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Principal payments required under the above mortgage note which had a balance at December 31, 1998 and 1997 of $2,699,871 and $2,723,285, respectively, for each of the next five years are as follows:

                             December 31, 1999      $    25,899
                                          2000           28,399
                                          2001           31,119
                                          2002           34,146
                                          2003           37,442
                                    Thereafter        2,542,866

The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Willow Lake to a concentration of credit risk. Due to the unavailability of similar loans and unique terms of the workout agreement, it is not practicable to determine the fair value of this note at March 31, 1999.

Texas Partnerships

The Texas Partnerships and RECD entered into Interest Credit and Rental Assistance Agreements that had stated interest rates ranging from 9.5% to 7.25% and provided for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages), and maturities ranging from 2016 to 2030. All notes were collateralized by the respective properties. The principal balance of the remaining Texas Partnership's mortgage at December 31, 1997 was $1,150,688.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

7.   Mortgage Notes Payable (continued)

The Kyle

The Kyle has a note payable to the Partnership which is eliminated in the accompanying combined financial statements. The note is due in monthly installments of $13,800, including interest at 7.82%, through June 1, 1998 and $17,600, including interest at prime plus 1% (an effective interest rate of 8.75% at December 31, 1998), from July 1, 1998 through its maturity date on June 1, 2005. The note is collateralized by the respective property. $1,389,038 and $1,406,251 was outstanding as of December 31, 1998 and 1997, respectively. The current value of this note approximates its fair value.

Breckenridge Creste

Breckenridge Creste's mortgage note payable consists of a 9.60% per annum note due in monthly principal and interest installments of $42,408, maturing on November 1, 2006. The liability of Breckenridge Creste under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. Principal payments required under the above note, which had a balance at December 31, 1998 and 1997 of $4,708,469 and $4,762,502, respectively, for each of the next five years are as follows:

                                 December 31, 1999    $    59,454
                                              2000         65,419
                                              2001         71,983
                                              2002         79,206
                                              2003         87,152
                                        Thereafter      4,350,612

Breckenridge Creste's second note payable bears no interest and is payable in annual installments of $2,679 until April 15, 1999. The outstanding balance at December 31, 1998 and 1997 is $5,357.

Under current market conditions, the fair value of this mortgage as of March 31, 1999 is estimated to be approximately $5,400,000. The Partnership's ability to refinance is impaired due to a substantial prepayment penalty.

241 Pine Street

241 Pine Street's mortgage payable consists of a 6.38% per annum note due in monthly principal and interest installments of $2,798, maturing on December 1, 2023. The loan is collateralized by the project. Principal payments required under the above note, which has a balance at December 31, 1998 of $418,430, for each of the next five years are as follows:

                               December 31, 1999     $     7,045
                                            2000           7,508
                                            2001           8,001
                                            2002           8,257
                                            2003           9,087
                                      Thereafter         378,532

As the terms of the mortgage were modified under current market conditions, management believes carrying value of the note approximates fair value as of March 31, 1999.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                        NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


8.   Due to affiliate

Under the terms of 241 Pine Street's development agreement, the Developer agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced were to be repaid by 241 Pine Street upon sale or refinancing of the property. The amount due to affiliate at December 31, 1997 represents the net amount advanced to 241 Pine Street under this agreement. In connection with these events the Original General Partner, who was also the Developer, was replaced by an affiliated entity of the Partnership. Therefore, the amount previously reported as due to developer was reclassified as a due to affiliate. 241 Pine Street obtained financing during the year ended December 31, 1998, and used part of the proceeds to satisfy this obligation.

9.   Advances from affiliates

Prior to 1995, Willow Lake incurred debt of $662,306 payable to the former general partners and their affiliates for development fees, Partnership advances and management fees. As a result of the settlement of litigation in 1995, Willow Lake agreed to pay $173,500 and issued two promissory notes in the amount of $100,000 each. Both notes have an annual interest rate of 6% and are payable in full, both as to accrued interest and principal on January 1, 2005. Beginning in June 1997, principal and interest on these notes are due and payable out of cash flow. In the event Willow Lake is unable to make a cash flow payment, the Partnership has guaranteed one note to the extent of an interest payment equal to $500 per month. The Partnership paid $6,000 for interest during the years ended March 31, 1999, 1998 and 1997, respectively. The remaining debt ,$288,806, was forgiven.

10.  Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, a gain on transfer of assets of $645,018 was recognized in the year ended March 31, 1999 as a result of the transfer of Willowick. Loss on liquidation of interests in Local Limited Partnerships of $18,251 and gain on transfer of assets of $1,868,051 were recognized in the year ended March 31, 1997 as a result of the transfer of Lone Oak Apartments, Hallet West Apartments, Lakeway Colony, Crestwood Place, Eagle Nest Apartments, One Main Place and Pilot Point Apartments.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. The Partnership's carrying value of these investments for financial reporting purposes was zero; therefore, the transfer had no impact on the Partnership's operating results. For the year ended March 31, 1997, the Partnership recognized $51,595 of loss, which was an adjustment to the cancellation of indebtedness income in the previous year.

 11.  Provision for valuation of real estate

During the year ended December 31, 1998, The Kyle was deemed to be impaired and written down to its fair value. The fair value, determined by an independent appraisal, was determined using the fair value of comparable apartment complexes in the area and the estimated discounted future cash flows. The determination of fair value did not take into account the value of tax credits allocated to The Kyle. The asset impairment loss of $1,693,514 is the difference between the carrying value and the estimated fair value of The Kyle and was charged to operations during the year ended December 31, 1998.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)




                     NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

12.  Litigation

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

13.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the loss reported for federal income tax purposes for the year ended December 31, 1998, 1997 and 1996 is as follows:

                                                            1999              1998              1997
                                                       --------------    -------------      --------

Net Loss per Combined Statement of Operations          $   (5,109,931)   $  (3,597,835)     $  (7,208,441)
   Operating expenses not deductible in
     current year for tax purposes                                  -                -            483,083
   Other loss recognized for book purposes but not
     recognized for tax purposes                              379,660          693,904                  -
   Amortization of acquisition fees and expenses
     not deductible for tax purposes                          148,947          151,405            167,201
   Adjustment to reflect March 31 fiscal year-
     end to December 31 tax year-end                          330,738         (532,450)          (120,542)
   Adjustment for equity in loss of Local Limited
     Partnerships for financial reporting purposes
     over (under) equity in loss for tax purposes          16,228,266          660,767          1,423,554
   Adjustment for equity in loss of Local
     Limited Partnerships not recognized for
     financial reporting purposes                         (20,883,730)      (4,878,906)        (5,206,584)
   Cash distribution included in loss for financial
     reporting purposes                                       (82,101)         (60,229)           (13,687)
   Other                                                     (157,712)          18,251            (30,462)
                                                       --------------    -------------      -------------
Net Loss for federal income tax purposes               $   (9,145,863)   $  (7,545,093)     $ (10,505,878)
                                                       ==============    =============      =============


                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)



                  NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


13.  Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $ 15,789,285        $ (10,538,296)      $ 26,327,581
                                                       ============        =============       ============
   Other assets                                        $ 15,450,465        $  15,049,069       $    401,396
                                                       ============        =============       ============
   Liabilities                                         $ 11,714,112        $     878,380       $ 10,835,732
                                                       ============        =============       ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes, the Partnership combines the financial statements of four Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in losses from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $32,139,000 greater than for financial reporting purposes, including approximately $46,803,000 of losses the Partnership has not recognized relating to twenty-seven Local Limited Partnerships whose cumulative equity in losses exceeded their total investments;
iii) the Partnership has provided a provision for valuation of $1,635,000 against three of its investments in Local Limited Partnerships for financial reporting purposes; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $ 19,319,502        $   (838,860)       $ 20,158,362
                                                       ============        ============        ============
   Other assets                                        $ 17,812,285        $ 14,555,390        $  3,256,895
                                                       ============        ============        ============
   Liabilities                                         $ 12,474,903        $    938,274        $ 11,536,629
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes, the Partnership combines the financial statements of eleven Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in losses from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $27,716,000 greater than for financial
reporting   purposes,   including   approximately   $25,919,000  of  losses  the
Partnership has not recognized relating to twenty-four Local Limited Partnerships whose cumulative equity in losses exceeded their total investments;
iii) the Partnership has provided a provision for valuation of $1,635,000 against three of its investments in Local Limited Partnerships for financial reporting purposes; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)

                     NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


14.  Supplemental Combining Schedules

                                                                        Balance Sheets

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)
Assets
Cash and cash equivalents               $    338,993    $     101,372     $          -      $    440,365
Marketable securities, at fair value         721,788                -                -           721,788
Investments in Local Limited
   Partnerships, net of reserve
   for valuation                          18,167,136                -       (2,377,851)       15,789,285
Accounts receivable, net                     758,604           91,519         (747,368)          102,755
Interest receivable                            8,624                -                -             8,624
Notes receivable                           1,389,038                -       (1,389,038)                -
Prepaid expenses                               2,240           18,855                -            21,095
Tenant security deposits                           -           95,105                -            95,105
Replacement reserves                               -          261,127                -           261,127
Operating reserves                                 -           41,285                -            41,285
Rental property at cost, net of
   accumulated depreciation                        -       12,433,520          782,487        13,216,007
Deferred acquisition fees escrow             112,500                -                -           112,500
Deferred expenses, net                             -          219,416                -           219,416
Other assets                                       -          210,398                -           210,398
                                        ------------    -------------     ------------      ------------
     Total assets                       $ 21,498,923    $  13,472,597     $ (3,731,770)     $ 31,239,750
                                        ============    =============     ============      ============

Liabilities and Partners' Equity
Accounts payable to affiliates          $  1,977,756    $     848,739     $   (747,368)     $  2,079,127
Accounts payable and accrued
   expenses                                  254,788          319,985                -           574,773
Interest payable                                   -          312,719                -           312,719
Notes payable, affiliate                     514,968                -                -           514,968
Security deposits payable                          -           87,898                -            87,898
Due to affiliate                                   -                -                -                 -
Deferred acquisition fees payable            112,500                -                -           112,500
Advances from affiliates                           -          200,000                -           200,000
Mortgage notes payable                             -        9,221,165       (1,389,038)        7,832,127
                                        ------------    -------------     ------------      ------------
     Total liabilities                     2,860,012       10,990,506       (2,136,406)       11,714,112
                                        ------------    -------------     ------------      ------------

Minority interest in Local
   Limited Partnerships                            -                -          886,727           886,727
                                        ------------    -------------     ------------      ------------

General, Initial and Investor Limited
   Partners' Equity                       18,638,674        2,482,091       (2,482,091)       18,638,674

Net unrealized gains on marketable
   securities                                    237                -                -               237
                                        ------------    -------------     ------------      ------------
     Total Partners' Equity               18,638,911        2,482,091       (2,482,091)       18,638,911
                                        ------------    -------------     ------------      ------------
     Total Liabilities and
        Partners' Equity                $ 21,498,923    $  13,472,597    $  (3,731,770)     $ 31,239,750
                                        ============    =============    =============      ============

(A) As of March 31, 1999. (B) As of December 31, 1998 - see Note 2.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)

                       NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

14.   Supplemental Combining Schedules (continued)

                                                       Statements of Operations

                                   Boston Financial
                                   Qualified Housing
                                      Tax Credits          Combined        Eliminations       Combined
                                     L.P. III (A)        Entities (B)           (A)              (A)

Revenue:
   Rental                          $               -    $   2,435,094     $           -      $   2,435,094
   Investment                                 35,638           13,925                 -             49,563
   Recovery of bad debt                       30,148                -                 -             30,148
   Other                                     493,048           35,526           (65,491)           463,083
                                   -----------------      -----------     -------------      -------------
     Total Revenue                           558,834        2,484,545           (65,491)         2,977,888
                                   -----------------      -----------     -------------      -------------

Expenses:
   Asset management fees,
     related party                           385,702                -                 -            385,702
   General and administrative                361,002                -                 -            361,002
   Bad debt expense                          165,810                -          (152,877)            12,933
   Property management fees                        -          138,452                 -            138,452
   Rental operations, exclusive
     of depreciation                               -        1,478,455                 -          1,478,455
   Interest                                    6,000          819,621           (65,491)           760,130
   Provision for valuation of
     real estate                                   -        1,693,514                 -          1,693,514
   Depreciation                                    -          653,671                 -            653,671
   Amortization                              148,947           29,836                 -            178,783
                                   -----------------      -----------     -------------      -------------
     Total Expenses                        1,067,461        4,813,549          (218,368)         5,662,642
                                   -----------------    -------------     -------------      -------------

Loss before equity in losses of Local
   Limited  Partnerships,  minority interest,
   gain on liquidation of interests in Local
    Limited Partnerships and
   gain on transfer                         (508,627)      (2,329,004)          152,877         (2,684,754)

Equity in losses of Local
   Limited Partnerships                   (4,754,181)               -         1,663,198         (3,090,983)
Minority interest in losses of Local
   Limited Partnerships                            -                -            20,788             20,788

Gain on liquidation of interests
     in Local Limited Partnerships           152,877                -          (152,877)                 -
                                   -----------------    -------------     -------------      -------------
Net Loss before gain on transfer          (5,109,931)      (2,329,004)        1,683,986         (5,754,949)

Gain on transfer of assets                         -          645,018                 -            645,018
                                   -----------------    -------------     -------------      -------------

Net Loss                           $      (5,109,931)   $ (1,683,986)     $   1,683,986      $  (5,109,931)
                                   =================    ============      =============      =============

(A) For the year ended March 31, 1999.  (B) For the year ended December 31, 1998
- see Note 2.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                    NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


14.  Supplemental Combining Schedules (continued)

                                                                     Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations         Combined
                                           L.P. III (A)        Entities (B)            (A)                 (A)

Net Loss                                  $   (5,109,931)     $  (1,683,986)      $  1,683,986       $  (5,109,931)
Adjustments to reconcile net
  loss to net cash provided by
  (used for) operating activities:
   Equity in losses of Local
     Limited Partnerships                      4,754,181                  -         (1,663,198)          3,090,983
   Bad debt expense (recoveries)                 135,662                  -           (152,877)            (17,215)
   Gain on liquidation of interests
     in Local Limited Partnerships              (152,877)                 -            152,877                   -
   Provision   for  valuation  of  real
     estate                                            -          1,693,514                  -           1,693,514
   Gain on transfer of assets                          -           (645,018)                 -            (645,018)
   Cash distribution income included in cash
     distributions from Local Limited
     Partnerships                                (68,949)                 -                  -             (68,949)
   Amortization and depreciation                 148,947            683,507                  -             832,454
   Gain on sale of marketable
     securities                                     (386)                 -                  -                (386)
   Minority interest in losses
     of Local Limited Partnerships                     -                  -            (20,788)            (20,788)
   Increase in operating reserves                      -            (41,285)                 -             (41,285)
   Increase (decrease) in cash
     arising from changes in operating
     assets and liabilities:
     Accounts receivable                               -             (1,052)                 -              (1,052)
     Interest receivable                           4,674                  -                  -               4,674
     Prepaid expenses                                591              3,339                  -               3,930
     Tenant security deposits                          -            (30,910)                 -             (30,910)
     Other assets                                      -           (108,760)                 -            (108,760)
     Accounts payable to affiliates              389,282            (29,586)                 -             359,696
     Accounts payable and accrued
       expenses                                   32,778            175,522                  -             208,300
     Interest payable                                  -             35,320                  -              35,320
     Tenant security deposits payable                  -             21,365                  -              21,365
                                          --------------      -------------       ------------       -------------
Net cash provided by
   operating activities                          133,972             71,970                  -             205,942
                                          --------------      -------------       ------------       -------------

Cash flows from investing activities:
   Advances to affiliates                       (156,482)                 -              9,584            (146,898)
Purchases of marketable securities            (1,094,449)                 -                  -          (1,094,449)
   Proceeds from sales and maturities
     of marketable securities                    647,907                  -                  -             647,907
   Cash distributions received from
     Local Limited Partnerships                  578,263                  -             (1,954)            576,309
   Adjustment to cash upon
     liquidation of General Partner
     interest in a Combined Entity                     -             (1,817)                 -              (1,817)


                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)


                      NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


14.  Supplemental Combining Schedules (continued)

                                                               Statements of Cash Flows (continued)

                                         Boston Financial
                                         Qualified Housing
                                            Tax Credits          Combined         Eliminations          Combined
                                           L.P. III (A)        Entities (B)                 (A)                 (A)

   Decrease in deferred acquisition fee
     escrow                                      112,500                  -                  -             112,500
   Payment of deferred acquisition fee          (112,500)                 -                  -            (112,500)
   Deposits to replacement reserves                    -            (66,875)                 -             (66,875)
   Additions to rental property                        -            (91,668)                 -             (91,668)
                                          --------------      -------------       ------------       -------------
Net cash used for investing activities           (24,761)          (160,360)             7,630            (177,491)
                                          --------------      --------------      ------------       -------------

Cash flows from financing activities:
   Proceeds from mortgage note                         -            418,430                  -             418,430
   Repayment of mortgage notes
      payable                                          -            (94,659)            17,213             (77,446)
   Additions to deferred expenses                      -            (40,124)                 -             (40,124)
   Cash distribution                                   -            (31,954)             1,954             (30,000)
   Advances from affiliate                             -            161,817             (9,584)            152,233
   Reimbursement to affiliate                          -           (323,046)                 -            (323,046)
   Repayment of notes
     receivable, affiliate                        17,213                  -            (17,213)                  -
                                          --------------      -------------       ------------       -------------
Net cash provided by
   financing activities                           17,213             90,464             (7,630)            100,047
                                          --------------      -------------       ------------       -------------

Net increase in
   cash and cash equivalents                     126,424              2,074                  -             128,498

Cash and cash equivalents,
   beginning                                     212,569             99,298                  -             311,867
                                          --------------      -------------       ------------      --------------

Cash and cash equivalents,
   ending                                 $      338,993      $     101,372       $          -      $      440,365
                                          ==============      =============       ============      ==============


(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998 - see Note 2.

Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                            GROSS AMOUNT AT
                                                                                                            WHICH CARRIED AT
                                                                                          NET IMPROVMENTS  DECEMBER 31, 1998
                                                         COST OF INTEREST AT ACQUISTION     CAPTIALIZED
                                 NUMBER       TOTAL                   DATE
                                                         --------------------------------                  -------------------
                                   OF         ENCUM-                     BUILDINGS AND     SUBSEQUENT TO        LAND AND
         DESCRIPTION             UNITS      BRANCES *         LAND        IMPROVEMENTS      ACQUISITON        IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Harbour View                      122         10,681,534       $406,704      $11,193,508          $554,055                  $
                                                                                                                      413,139
 Staten Island, NY
Willow Lake Apts**                132          2,699,871        100,000        5,143,801          (27,594)            140,968
 Kansas City, MO
West Dade I                       122          4,049,203        626,698        4,572,095           597,462            626,698
 Miami, FL
West Dade II                      209          8,273,811      1,213,707        8,416,939         2,527,205          1,118,822
 Miami, FL
Westwood Manor                    144          3,231,079        191,987        4,091,974           114,283            191,987
 Flint, MI
Rolling Hills (C)                  0                   0         10,000        6,791,690       (6,801,690)                  0
 Dayton, OH
Regency Square (C)                 0                   0        150,000        6,777,207       (6,927,207)                  0
 Dayton, OH
Buffalo Shoreline                 142          7,087,704        153,588        5,106,986       (2,828,280)            153,588
 Buffalo, NY
Buffalo Waterfront                472         25,342,127        202,452       17,775,357       (9,904,825)            202,452
 Buffalo, NY
Fox Run                           150          4,104,694        452,610        5,039,028           116,283            498,304
 Victoria, TX
Boulevard II                       19            691,775              0          965,670           401,256             32,174
 Chicago, IL
The Colony                        300          8,549,239      1,298,638        8,814,688           303,259          1,323,009
 Columbia, SC
Boulevard IIA                      42          1,511,625         11,786        2,467,433           621,660             34,400
 Chicago, IL
Ashley Place                       96          2,791,025             10        3,951,009           862,321                 10
 Orlando, FL
Admiral Court                      46          2,619,347         60,637        4,751,321           404,624             60,637
 Philadelphia, PA
Syracuse Apartments                8             240,431         17,669          289,821             3,301             17,669
 Syracuse, KS
El Jardin                         236          6,863,716        742,000        8,480,839           241,584            742,000
 Davie, FL
Elmwood Delmar                     95          3,230,700         67,097        4,111,291            50,856             74,221
 Aurora, CO
Crestwood Place (B)                0                   0          5,000          458,287         (463,287)                  0
 Bridgeport, TX
Willowick Apts** (D)               60                  0         10,956        1,455,934       (1,466,890)                  0
 Gainesville, TX
Ellsworth Apartments               12            327,767         18,000          390,835             1,647             18,000
 Ellsworth, KS
Satanta Apartments                 8             223,361         23,593          264,336             3,880              7,500
 Satanta, KS
Rossville Apartments               10            278,728         23,950          259,486            73,440             23,950
 Rossville, KS


Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                            GROSS AMOUNT AT
                                                                                                            WHICH CARRIED AT
                                                                                         NET IMPROVEMENTS  DECEMBER 31, 1998
                                                         COST OF INTEREST AT ACQUISTION     CAPTIALIZED
                                 NUMBER       TOTAL                   DATE
                                                         --------------------------------                  -------------------
                                   OF         ENCUM-                     BUILDINGS AND     SUBSEQUENT TO        LAND AND
         DESCRIPTION             UNITS      BRANCES *         LAND        IMPROVEMENTS      ACQUISITON        IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Columbia Town House                56          1,787,964        167,000          885,042         1,078,618            168,303
 Burlington, IA
Quarter Mill                      266          7,116,270      1,139,508        2,530,458        12,816,569          5,571,829
 Richmond, VA
One Main Place (B)                 0                   0         19,458          414,803         (434,261)                  0
 Little Elm, TX
Pilot Point (B)                    0                   0         24,805          575,107         (599,912)                  0
 Pilot Point, TX
Sherwood Arms (A)                  0                   0         32,439          658,300         (690,739)                  0
 Keene, TX
Crown Point (A)                    0                   0         13,642          371,717         (385,359)                  0
 Venus, TX
Godley Arms (A)                    0                   0         26,156          250,345         (276,501)                  0
 Godley, TX
South Holyoke                      48          2,701,132        105,250        4,095,471          (97,559)            105,250
 South Holyoke, MA
Walker Woods                       51          2,331,283        159,104        2,954,196         1,016,891            159,104
 Dover, DE
Shady Shores (B)                   0                   0         30,778          723,316         (754,094)                  0
 Lake Dallas, TX
Eagle Wood Apts.                   40          1,113,413              0        1,382,855            52,491             45,510
 Covington, TN
Georgetown II                      50          1,724,359              0        1,079,160         1,726,090                  0
 Georgetown, DE
Blue Mountain Apts.               217          9,718,207        618,994       14,308,698           459,534            618,994
 Boston, MA
Garden Plain                       12            302,841         15,849          362,584                54             15,932
 Garden Plain, KS
Fulton Apartments                  24            798,123              0          985,000            37,657             28,000
 Fulton, KY
Lone Oak (B)                       0                   0         34,437          803,419         (837,856)                  0
 Graham, TX
Hallett-West Apts (B)              0                   0         18,500          322,596         (341,096)                  0
 Hallettsville, TX
Glenbrook (A)                      0                   0         13,636          310,294         (323,930)                  0
 St. Jo, TX
Eagles Nest (B)                    0                   0         49,340        1,153,573       (1,202,913)                  0
 Decatur, TX
Billings Family                    12            282,556         14,032          327,478             2,855             14,070
 Billings, MO
Brownsville                        28            784,201         31,000          980,353             9,630             31,000
 Brownsville, TN
Wayne Senior                       15            427,912         30,949          494,381             2,889             30,949
 Wayne, NE


Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                            GROSS AMOUNT AT
                                                                                                            WHICH CARRIED AT
                                                                                          NET IMPROVMENTS  DECEMBER 31, 1998
                                                         COST OF INTEREST AT ACQUISTION     CAPTIALIZED
                               NUMBER         TOTAL                   DATE
                                                         --------------------------------                  -------------------
                                   OF         ENCUM-                     BUILDINGS AND     SUBSEQUENT TO        LAND AND
         DESCRIPTION             UNITS      BRANCES *         LAND        IMPROVEMENTS      ACQUISITON        IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Longview                           14            398,009         29,710          461,233             2,634             29,796
 Humboldt, KS
Horseshoe Bend                     24            647,909         21,780          816,289             1,668             21,780
 Horseshoe Bend, AR
Briarwood II                       32          1,108,853        105,000        1,331,661             8,587            105,000
 Lake Havasua, AZ
Quail Run (A)                      0                   0          8,158          458,464         (466,622)                  0
 Iowa Park, TX
Smithville                         24            543,708         28,840          585,285             2,427             29,253
 Smithville, MO
Aurora East                       125          4,098,800        308,324        4,402,417           204,985            308,324
 Denver, CO
Elver Park II                      56          1,680,740        348,138        2,509,630            35,605            348,138
 Madison, WI
Elver Park III                     48          1,439,145        135,465          582,652         1,829,636            217,507
 Madison, WI
Tucson Trails                      48          1,407,408        138,240          588,915         1,818,501            193,866
 Madison, WI
Tucson Trails II                   48          1,414,049        138,240          281,704         2,131,272            194,388
 Madison, WI
Pleasant Plaza                    125         17,298,253        303,775       15,691,150           174,944            303,775
 Malden, MA
241 Pine Street**                  50            418,430        130,900        2,564,381       (1,439,141)            130,900
 Manchester, NH
Oak Grove                          24            561,717         35,000          169,708           521,155             35,000
 Oak Grove, MO
Wood Creek                        104          3,186,957        475,000        4,203,585         1,398,056            842,496
 Calcium, NY
Breckenridge Creste**             164          4,708,469        845,000          811,111         7,839,724            826,686
 Duluth, GA
Bolivar Apartments                 20            466,514         30,000          190,970           364,091             30,000
 Boliver, MO
Lexington Civic                    24            815,747         15,000          650,260           310,779             15,000
 Lexington, TN
Riverfront Apartments             200          7,264,214        140,333        9,845,838           735,040            140,333
 Sunbury, PA
Susquehanna View                  201          8,955,465        373,702       10,743,951           743,191            385,602
 Camp Hill, PA
Westgate Associated                20            638,634         45,500          750,700             4,471             20,000
 Perryville, AR
Altheimer Associates               20            597,205         10,000          725,429             6,028             10,000
 Altheirmer, AR
The Temple-Kyle **                 64                  0         93,564          931,860         1,008,897             97,319
 Temple, TX


Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                            GROSS AMOUNT AT
                                                                                                            WHICH CARRIED AT
                                                                                         NET IMPROVEMENTS  DECEMBER 31, 1998
                                                         COST OF INTEREST AT ACQUISTION     CAPTIALIZED
                                 NUMBER           TOTAL               DATE
                                                         --------------------------------                  -------------------
                                   OF         ENCUM-                     BUILDINGS AND     SUBSEQUENT TO        LAND AND
         DESCRIPTION             UNITS      BRANCES *         LAND        IMPROVEMENTS      ACQUISITON        IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Diversey Square                    48          2,567,130         50,000        3,253,496           120,835             50,000
 Chicago, IL
Poplar Village                     36          1,200,333         60,000        1,427,725                 0             60,000
 Cumberland, KY

                                          ------------------------------------------------------------------------------------
                                             183,303,687     12,201,628      211,517,095         7,073,164         16,863,632

Less:  Combined Entities **                  (7,826,770)    (1,180,420)     (10,907,087)       (5,914,996)        (1,195,873)

                                          ====================================================================================
                                             175,476,917    $11,021,208     $200,610,008        $1,158,168        $15,667,759
                                          ====================================================================================


The   aggregate   cost  for  Federal   Income  Tax  purposes  is   approximately
$248,509,000.

                             * Mortgage   notes  payable   generally   represent
                               non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 10.84% to 6.38%. The Partnership has not guaranteed any of these mortgage notes payable.

(A) During the year ended March 31, 1997, the Partnership has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(B) During the year ended March 31, 1998, the Partnership has transferred all of the assets of seven of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(C) During the year ended March 31, 1998, the Partnership has transferred the titles of Regency and Rolling Hills to the lender.

(D) During the year ended March 31, 1999, the Partnership has transferred all of the assets of Willowick subject to the liabilities to unaffiliated entities.

Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                   LIFE ON WHICH
                                  GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998               DEPRECTIATION
                               ---------------------------------------------------------
                                  BUILDING AND                           ACCUMULATED      DATE      IS COMPUTED        DATE
         DESCRIPTION              IMPROVEMENTS           TOTAL           DEPRECIATON     BUILT        (YEARS)        ACQUIRED
-------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Harbour View                                     $                  $                 $     1990        5-40         09/29/89
                                        11,741,128         12,154,267         3,021,519
 Staten Island, NY
Willow Lake Apts**                       5,075,239          5,216,207         1,830,409     1989        5-40         12/20/89
 Kansas City, MO
West Dade I                              5,169,557          5,796,255         1,924,528  Various        5-40         12/31/88
 Miami, FL
West Dade II                            11,039,029         12,157,851         3,939,161  Various        5-40         12/31/88
 Miami, FL
Westwood Manor                           4,206,257          4,398,244         1,741,609  Various        5-40         02/21/89
 Flint, MI
Rolling Hills (C)                                0                  0                 0     1969        5-40         03/13/89
 Dayton, OH
Regency Square (C)                               0                  0                 0     1963        5-40         03/13/89
 Dayton, OH
Buffalo Shoreline                        2,278,706          2,432,294         2,099,414  Various        5-40         04/28/89
 Buffalo, NY
Buffalo Waterfront                       7,870,532          8,072,984         7,196,649  Various        5-40         04/28/89
 Buffalo, NY
Fox Run                                  5,109,617          5,607,921         1,756,446     1975        5-40         04/07/89
 Victoria, TX
Boulevard II                             1,334,752          1,366,926           432,627     1920        5-40         04/04/89
 Chicago, IL
The Colony                               9,093,576         10,416,585         4,369,648     1950        5-40         05/19/89
 Columbia, SC
Boulevard IIA                            3,066,479          3,100,879           945,885  Various        5-40         04/04/89
 Chicago, IL
Ashley Place                             4,813,330          4,813,340         1,643,665     1989        5-40         06/23/89
 Orlando, FL
Admiral Court                            5,155,945          5,216,582         1,131,320     1920        5-40         06/07/89
 Philadelphia, PA
Syracuse Apartments                        293,122            310,791           113,404     1989        5-40         06/30/89
 Syracuse, KS
El Jardin                                8,722,423          9,464,423         2,961,213     1973        5-40         06/14/89
 Davie, FL
Elmwood Delmar                           4,155,023          4,229,244         1,407,907     1957        5-40         05/16/89
 Aurora, CO
Crestwood Place (B)                              0                  0                 0     1975        5-40         06/05/89
 Bridgeport, TX
Willowick Apts** (D)                             0                  0                 0     1975        5-40         06/30/89
 Gainesville, TX
Ellsworth Apartments                       392,482            410,482           138,010     1975        5-40         07/19/89
 Ellsworth, KS
Satanta Apartments                         284,309            291,809           101,748     1989        5-40         07/28/89
 Satanta, KS
Rossville Apartments                       332,926            356,876           112,700     1990        5-40         07/28/89
 Rossville, KS



Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                   LIFE ON WHICH
                                  GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998               DEPRECTIATION
                               ---------------------------------------------------------
                                  BUILDING AND                           ACCUMULATED      DATE      IS COMPUTED        DATE
         DESCRIPTION              IMPROVEMENTS           TOTAL           DEPRECIATON     BUILT        (YEARS)        ACQUIRED
-------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Columbia Town House                      1,962,357          2,130,660           697,608     1990        5-40         07/28/89
 Burlington, IA
Quarter Mill                            10,914,706         16,486,535         4,728,136     1990        5-40         08/02/89
 Richmond, VA
One Main Place (B)                               0                  0                 0     1989        5-40         08/22/89
 Little Elm, TX
Pilot Point (B)                                  0                  0                 0     1989        5-40         08/22/89
 Pilot Point, TX
Sherwood Arms (A)                                0                  0                 0     1989        N/A          08/22/89
 Keene, TX
Crown Point (A)                                  0                  0                 0     1989        N/A          08/22/89
 Venus, TX
Godley Arms (A)                                  0                  0                 0     1989        N/A          08/25/89
 Godley, TX
South Holyoke                            3,997,912          4,103,162         1,040,076     1988        5-40         08/29/89
 South Holyoke, MA
Walker Woods                             3,971,087          4,130,191           883,133     1990        5-40         08/30/89
 Dover, DE
Shady Shores (B)                                 0                  0                 0     1989        5-40         08/30/89
 Lake Dallas, TX
Eagle Wood Apts.                         1,389,836          1,435,346           452,164     1990        5-40         09/06/89
 Covington, TN
Georgetown II                            2,805,250          2,805,250           662,293     1990        5-40         09/28/89
 Georgetown, DE
Blue Mountain Apts.                     14,768,232         15,387,226         5,081,981  Various        5-40         09/29/89
 Boston, MA
Garden Plain                               362,555            378,487           135,476     1990        5-40         08/09/89
 Garden Plain, KS
Fulton Apartments                          994,657          1,022,657           318,506     1990        5-40         10/05/89
 Fulton, KY
Lone Oak (B)                                     0                  0                 0     1990        5-40         10/06/89
 Graham, TX
Hallett-West Apts (B)                            0                  0                 0     1989        5-40         11/20/89
 Hallettsville, TX
Glenbrook (A)                                    0                  0                 0     1989        N/A          10/06/89
 St. Jo, TX
Eagles Nest (B)                                  0                  0                 0     1989        5-40         10/06/89
 Decatur, TX
Billings Family                            330,295            344,365           120,890     1989        5-40         08/09/89
 Billings, MO
Brownsville                                989,983          1,020,983           418,659     1989        5-40         08/09/89
 Brownsville, TN
Wayne Senior                               497,270            528,219           139,117     1988        5-40         08/09/89
 Wayne, NE



Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                   LIFE ON WHICH
                                  GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998               DEPRECTIATION
                               ---------------------------------------------------------
                                  BUILDING AND                           ACCUMULATED      DATE      IS COMPUTED        DATE
         DESCRIPTION              IMPROVEMENTS           TOTAL           DEPRECIATON     BUILT        (YEARS)        ACQUIRED
-------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Longview                                   463,781            493,577           170,646     1988        5-40         10/13/89
 Humboldt, KS
Horseshoe Bend                             817,957            839,737           350,972     1988        5-40         08/09/89
 Horseshoe Bend, AR
Briarwood II                             1,340,248          1,445,248           544,927     1989        5-40         10/04/89
 Lake Havasua, AZ
Quail Run (A)                                    0                  0                 0     1989        N/A          10/06/89
 Iowa Park, TX
Smithville                                 587,299            616,552           208,352     1987        5-40         08/09/89
 Smithville, MO
Aurora East                              4,607,402          4,915,726         2,325,532     1972        5-40         11/06/89
 Denver, CO
Elver Park II                            2,545,235          2,893,373           786,093     1989        5-40         11/09/89
 Madison, WI
Elver Park III                           2,330,246          2,547,753           629,848     1990        5-40         11/09/89
 Madison, WI
Tucson Trails                            2,351,790          2,545,656           631,412     1990        5-40         11/22/89
 Madison, WI
Tucson Trails II                         2,356,828          2,551,216           619,161     1990        5-40         11/23/89
 Madison, WI
Pleasant Plaza                          15,866,094         16,169,869         5,592,463     1989        5-40         12/01/89
 Malden, MA
241 Pine Street**                        1,125,240          1,256,140           549,797     1988        5-40         12/04/89
 Manchester, NH
Oak Grove                                  690,863            725,863           211,481     1991        5-40         11/24/89
 Oak Grove, MO
Wood Creek                               5,234,145          6,076,641         1,993,044     1990        5-40         12/15/89
 Calcium, NY
Breckenridge Creste**                    8,669,149          9,495,835         2,524,456     1990        5-40         12/19/89
 Duluth, GA
Bolivar Apartments                         555,061            585,061           180,425     1990        5-40         12/15/90
 Boliver, MO
Lexington Civic                            961,039            976,039           252,398     1990        5-40         12/29/90
 Lexington, TN
Riverfront Apartments                   10,580,878         10,721,211         2,602,247     1990        5-40         12/26/89
 Sunbury, PA
Susquehanna View                        11,475,242         11,860,844         2,811,575     1988        5-40         12/26/89
 Camp Hill, PA
Westgate Associated                        780,671            800,671           252,575     1990        5-40         05/01/90
 Perryville, AR
Altheimer Associates                       731,457            741,457           235,453     1990        5-40         04/18/90
 Altheirmer, AR


Boston  Financial  Qualified  Housing Tax Credits  L.P.  III Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                                                                                   LIFE ON WHICH
                                  GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998               DEPRECTIATION
                               ---------------------------------------------------------
                                  BUILDING AND                           ACCUMULATED      DATE      IS COMPUTED        DATE
         DESCRIPTION              IMPROVEMENTS           TOTAL           DEPRECIATON     BUILT        (YEARS)        ACQUIRED
-------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
The Temple-Kyle **                       1,937,002          2,034,321           664,321     1991        5-40         06/12/90
 Temple, TX
Diversey Square                          3,374,331          3,424,331         1,096,328     1990        5-40         12/01/90
 Chicago, IL
Poplar Village                           1,427,725          1,487,725           333,746     1991        5-40         12/30/90
 Cumberland, KY

                               ---------------------------------------------------------
                                       213,928,255        230,791,887        77,113,153

Less:  Combined Entities **           (16,806,630)       (18,002,503)       (5,568,983)

                               =========================================================
                                      $197,121,625       $212,789,384       $71,544,170
                               =========================================================


Summary of property owned and accumulated depreciation:

Property Owned  December 31, 1998                                          Accumulated Depreciation  December 31, 1998
-------------------------------------------------------------------------  -----------------------------------------------
Balance at beginning of period                              $228,065,336   Balance at beginning of period     $65,034,098
  Additions during period:                                                   Additions during period:
     Acquisitions through foreclosure                 $0                        Eliminations - 1997             5,303,237

      Other acquisitions                         500,450                        Eliminations -1998             (5,568,983)

     Improvements etc.                           993,990                        Properties disposed of (D)      (375,954)
                                           --------------
                                                               1,494,440        Depreciation                    7,151,772
  Deductions during                                                        Balance at close of period         $71,544,170
period:
                                                                                                           ===============
                                                                                                           ===============
     Cost of real estate and fixed assets      (239,209)
     sold
     Eliminations  - 1997 Combined Entities  20,754,356
     Eliminations  - 1998 Combined Entities (18,002,503)
     Provision for valuation of real        (18,133,029)
     estate
     Properties disposed                     (1,150,007)
     of (D)
                                                            (16,770,392)
                                                         ----------------
Balance at close of period                                  $212,789,384
                                                         ================


Property Owned  December 31, 1997                                          Accumulated Depreciation  December 31, 1997
-------------------------------------------------------------------------  -----------------------------------------------
Balance at beginning of period                              $241,747,268   Balance at beginning of period     $61,965,823
  Additions during period:                                                   Additions during period:
     Acquisitions through foreclosure                 $0                        Eliminations - 1996             5,426,434

      Other acquisitions                          27,189                        Eliminations - 1997            (5,303,237)

     Improvements etc.                         1,267,479                        Properties disposed of (B)      (931,508)
                                           --------------
                                                               1,294,668        Properties disposed of (C)    (4,045,351)
  Deductions during                                                             Depreciation                    7,921,937
period:
                                                                                                           ---------------
     Cost of real estate and fixed assets            (174)                 Balance at close of period         $65,034,098
     sold
                                                                                                           ===============
     Eliminations  -  1996  Combined  entities 23,310,668
     Eliminations  - 1997 Combined  Entities  (20,754,356)
     Properties  disposed  of (B)              (3,746,454)
     Properties disposed of (C)               (13,786,284)
                                                            (14,976,600)
                                                         ----------------
Balance at close of period                                  $228,065,336
                                                         ================

Property Owned  December 31, 1996                                          Accumulated Depreciation  December 31, 1996
-------------------------------------------------------------------------  -----------------------------------------------
Balance at beginning of period                              $252,533,482   Balance at beginning of period     $55,943,640
  Additions during period:                                                   Additions during period:
     Acquisitions through foreclosure                 $0                        Eliminations - 1995            3,034,245

     Other acquisitions                          226,465                        Eliminations - 1996           (5,426,434)

     Improvements etc.                           623,525                        Properties disposed of (A)      (421,819)
                                           --------------
                                                                 849,990        Depreciation                    8,836,191
                                                                                                           ---------------
  Deductions during                                                        Balance at close of period         $61,965,823
period:
                                                                                                           ===============
     Cost of real estate and fixed assets       (33,471)
     sold
     Eliminations  - 1995 Combined entities   15,852,398
     Eliminations  - 1996 Combined Entities  (23,310,668)
     Provision for valuation of real          (1,748,708)
     estate
     Properties disposed of (A)              (2,395,755)
                                           --------------
                                                            (11,636,204)
                                                         ----------------
Balance at close of period                                  $241,747,268
                                                         ================

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1999
                       Reports of Independent Auditors

Diversey
[Letterhead]

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(773) 777-4445
FAX (773) 777-6557

INDEPENDENT AUDITOR'S REPORT

To the Partners of                                   HUD Field Office Director
DIVERSEY SQUARE ASSOCIATES II                         Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of DIVERSEY SQUARE ASSOCIATES II (An Illinois Limited Partnership), Project No. 071-35573, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DIVERSEY SQUARE ASSOCIATES II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with the Government Auditing Standards, we have also issuedreports dated January 27, 1999 on compliance with specific requirements applicable to major HUD programs, compliance with specific requirements applicable to Affirmative Fair Housing, our consideration of the internal control structure and on compliance with laws and regulations.

The supporting data included in this report shown on pages 19 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements, and in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/FRIDUSS, LUKEE, SCHIFF & CO., P.C.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.                                 36-3087225
Certified Public Accountants                             Mr. Bruce C. Schiff
                                                          (773) 777-4445
Chicago, Illinois
January 27, 1999

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

Breckenridge
[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Breckenridge Creste Apartments, L.P.

We have audited the accompanying balance sheet of Breckenridge Creste Apartments, L.P., (a Georgia Limited Partnership), as of December 31, 1998, and the related statements of changes in partners' equity [deficit], operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Creste Apartments, L.P. as of December 31, 1998, and the results of its operations chanfes in partners' equity [deficit], and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 29, 1999

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

EDM HOUSING

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO
INDEPENDENT AUDITOR'S REPORT

To the Partners of
EDM Housing Associates, Ltd.
Englewood, CO

We have audited the accompanying balance sheet of EDM Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-35513 - PM - EX, as of December 31, 1998 and the related statement of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EDM Housing Associates, Ltd., HUD Project No. 101-35513 - PM - EX, as of December 31, 1998, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of EDM Housing Associates, Ltd.'s internal controls and reports dated January 29, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 29, 1999

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

FOX RUN


[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC
Englewood, CO

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Fox Run Housing Associates, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Fox Run Housing Associates, Ltd. (a limited partnership), HUD Project No. 115-94018, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Fox Run Housing Associates, Ltd., HUD Project No. 115-94018, as of December 31, 1998, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1999 on our consideration of Fox Run Housing Associates, Ltd.'s internal controls and reports dated January 30, 1999 on its compliance with specific requirements applicable to Fair Housing and Non-Discrimination..

/s/STARK TINTER & ASSOCIATES
Certified Public Accountants
Financial Consultants
January 30, 1999

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

PINE ST
[Letterhead]

[LOGO]
Dauby O'Conner & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
241 Pine Street Associates, L.P.
Manchester, New Hampshire

We have audited the accompanying balance sheet of 241 Pine Street Associates, L.P., (a New Hampshire Limited Partnership), as of December 31, 1998 and the related statement of income (loss), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 241 Pine Street Associates, L.P. as of December 31, 1998, and the results of its' operations for the year then ended in conformity with generally accepted accounting principles.

                                               /s/Dauby O'Conner & Zaleski

February 23, 1999                                   Dauby O'Conner & Zaleski
Carmel, Indiana                             Certified Public Accountants

Letterhead]

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

                                               /s/Dauby O'Conner & Zaleski

January 4, 1996                                   Dauby O'Conner & Zaleski
Carmel, Indiana                             Certified Public Accountants

BROWNSVILLE
[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


INDEPENDENT  AUDITORS'REPORT

To the Partners
Brownsville Associates, L.P.
Brownsville, Tennessee

We have audited the accompanying balance sheets of Brownsville Associates, L.P. (a Missouri limited partnership), Rural Development Case No.: 48-038-431399553 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999 on our consideration of Brownsville Associates, L.P.'s internal control structure and a report dated January 21, 1999 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
JANUARY 20, 1999

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

/s/Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard
TOPEKA, KANSAS
JANUARY 21, 1998

BRIARWOOD
[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION


INDEPENDENT AUDITORS' REPORT

To the Partners
Briarwood Associates II, L.P.

We have audited the accompanying balance sheets of Briarwood Associates II, L.P. (a Missouri limited Partnership), Rural Development Case No.: 02-008-431303694 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Associates II, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999 on our consideration of Briarwood Associates II, L.P.'s internal control and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s, P.A.
Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s,P.A.
TOPEKA, KANSAS
January 20, 1999

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

FULTON
[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Fulton Associates I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Fulton Associates I LP (A Limited Partnership), a FmHA Project, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulton Associates I LP (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Tennessee
January 13, 1999

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

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
January 25, 1998

EAGLEWOOD
[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Eaglewood VIII LP (A Limited Partnership), a FmHA Project, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eaglewood VIII LP (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1999 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 27, 1999

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Eaglewood VIII LP
(A Limited Partnership)

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control structure and a report dated February 9, 1998 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 26, 1998

ELVER PARK III
[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the balance sheet of Elver Park Limited Partnership III as of December 31, 1998, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elver Park Limited Partnership III as of December 31, 1997 were audited by other auditors whose report dated January 15, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership III as of December 31, 1998 and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 22, 1999

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership III
Madison, Wisconsin

We have audited the balance sheet of Elver Park Limited Partnership III as of December 31, 1997 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 12, 1998

ELVER PAK II
[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elver Park Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheet of Elver Park Limited Partnership II as of December 31, 1998 and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elver Park Limited Partnership II as of December 31, 1997 were audited by other auditors whose report dated January 14, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Elver Park Limited Partnership II as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 22, 1999

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

/s/Suby, Von Haden & Associates, S.C.
January 13, 1998

BLUEMOUNTAIN
[Letterhead]
[LOGO]
Robert Ercolini & Company L.L.P.
Certified Public Accountants
Fifty-Five Summer Street
Boston, Massachusetts 02110-1007
Telephone (617) 482-5511
INDEPENDENT AUDITOR'S REPORT

To the Partners of
Blue Mountain Associates Limited Partnership               HUD Area Office
Boston, Massachusetts                                    Boston, Massachusetts

We have  audited the  accompanying  balance  sheet of Blue  Mountain  Associates
Limited Partnership (a Massachusetts Limited Partnership), HUD Project No. 023-36609 as of December 31, 1998, and the related statements of income and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Associates Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1999 on our consideration of Blue Mountain Associates Limited Partnership's internal control, a report dated January 30, 1999 on its compliance with laws and regulations, and reports dated January 30, 1999 on its compliance with specific requirements applicable to HUD Programs.


/s/Robert Ercolini & Company L.L.P.
January 30, 1999

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

/s/Robert Ercolini & Company L.L.P.
January 23, 1997

BOULEVARD
Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners                        HUD Field Office Director
Boulevard Commons Limited Partnership                Chicago, Illinois
Chicago, Illinois

We have audited the  accompanying  balance  sheet of Boulevard  Commons  Limited
Partnership II ( a Limited Partnership), as of December 31, 1998, and the related statements of profit and loss (HUD - 92410), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP II at December 31, 1998, and its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 22, 1999

Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

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

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892

January 17, 1997

BOULIVARD II
[Letterhead]
[LOGO]
Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Boulevard Commons Limited Partnership IIA
Chicago, Illinois

We have audited the accompanying balance sheet of Boulevard Commons Limited Partnership IIA., (a Limited Partnership) as of December 31, 1998 and the related statements of profit and loss (HUD-92419), changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED Partnership IIA at December 31, 1998, and its operations, changes in partners' equity, and its cash flows for the year then ended , in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to financial statements, the Partnership is several months delinquent on both its first and junior mortgages which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892
January 26, 1999

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

/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wimette, Illinois
Illinois Certificate No. 060-002892
January 17, 1997

EL JARDIN
Letterhead]
[LOGO]
Reznick, Fedder & Silverman
Certified Public Accountants
Charlotte, North Carolina

INDEPENDENT AUDITORS' REPORT

To the Partners of
El Jardin of Davie, Ltd.
  (A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of El Jardin of Davie, Ltd.
as of December 31, 1998, and the  related  statements  of profit and loss
(on HUD Form 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership.Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of El Jardin of Davie, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Charlotte, North Carolina
January 16, 1999

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

ASHLEY
[Letterhead]
[LOGO]
Deloitte & Touche
Orlando, Florida

INDEPENDENT AUDITOR'S REPORT

To the General Partner and Limited Partners of
Ashley Place, Ltd.:

We have audited the accompanying balance sheet of Ashley Place, Ltd. (a Florida Limited Partnership), as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred above present fairly, in all material respects, the financial position of Ashley Place, Ltd. (a Florida Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Deloite & Touche LLP
February 2, 1999

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

/s/Deloite & Touche LLP
February 2, 1997

COLONY APT
[Letterhead]
[LOGO]
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Certified Public Accountants
Morriston, Tennessee 37815


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

We have audited the accompanying balance sheet of The Colony Apartments, L.P., FHA Project No. 054-94002-OMC (a limited partnership) as of December 31, 1998, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Colony Apartments, L.P as of December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 3, 1999, on our consideration of The Colony Apartments, L.P.'s internal control structure and reports dated February 3, 1999, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 27 to 31 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of The Colony Apartments, L.P. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We attest that our firm, Purkey, Carter, Compton, Swann & Carter, P.L.L.C. meets any legal requirements concerning registration by the State of South Carolina.

/s/Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
Purkey, Carter, Compton, Swann & Carter, P.L.L.C.
February 3, 1999

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

AURORA
[Letterhead]
[LOGO]
LARRY O'DONNELL, CPA, P.C.
Aurora, CO

Partners
Aurora Properties, Ltd.
d/b/a Aurora East Apartments
Aurora, Colorado

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Aurora Properties Ltd. d/b/a Aurora East Apartments, Project No. 101-10522 (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurora Properties Ltd., d/b/a Aurora East Apartments as of December 31, 1998 and 1997, and the results of its operations changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 10, 1999 on my consideration of Aurora Properties Ltd., d/b/a Aurora East Apartments, internal control and reports dated February 10, 1999 on its compliance with specific requirements applicable to the basic financial statements and major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/Larry O'Donnell, CPA, PC
February 10, 1999
Federal Identification Number 84-1075467

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

/s/Larry O'Donnell, CPA, PC
February 10, 1998
Federal Identification Number 84-1075467

COLUMBIA
[Letterhead]
[LOGO]
VMCHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants and Business Advisors

INDEPENDENT AUDITOR'S REPORT

To the Partners
Columbia Townhouse Associates Limited Partnership
Des Moines, Iowa

We have audited the accompanying balance sheets of Columbia Townhouse Associates Limited Partnership,as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Townhouse Associates Limited Partnership as of December 31, 1998 and
1997, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1999, on our consideration of the Partnership's internal control structure and reports, dated January 30, 1999, on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing and Non-Discrimination.

As discussed in Note A, the accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has incurred substantial losses before depreciation and is in default on its first mortgage loan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classifications of liabilities that might be necessary in the event the Partnership cannot continue in existence.

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 30, 1999

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

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1998

ADMIRAL
[Letterhead]
[LOGO]
Fishbein & Company
Certified Public Accountants                              February 4, 1999
Elkins Park, PA

INDEPENDENT AUDITOR'S REPORT

Partners
Admiral Housing Limited Partnership

We have audited the accompanying balance sheets of ADMIRAL HOUSING LIMITED PARTNERSHIP, as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Admiral Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in this report (shown on pages 10 and 11) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

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

/s/Fishbein & Company P.C.

GEORGETOWN
[Letterhead]
[LOGO]
HALBERT, KATZ & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Philadelphia, PA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Georgetown Associates II, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Georgetown Associates II, L.P., as of December 31, 1998 and December 31, 1997, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Associates II, L.P., as of December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 15) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Georgetown Associates II, L.P. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.
January 30, 1999

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

LEXINGTON I
[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

We have audited the accompanying balance sheets of Lexington Associates, I LP (A Limited Partnership), a FmHA Project, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Associates I LP (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1999 on our consideration of the limited partnership's internal control structure and a report dated January 26, 1999 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 26, 1999

[Letterhead]
[LOGO]
CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Lexington Associates, I LP
(A Limited Partnership)

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control structure and a report dated January 26, 1998 on its compliance with laws and regulations

/s/Crain & Company
CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 26, 1998

LONGVIEW

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. ( a Kansas limited partnership), RECD Case No.: 18-001-431454412 as of December 31, 1997, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longview Apartments, L.P. as of December 31, 1997, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 31, 1998

LONGVIEW

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Longview Apartments, L.P.
Humboldt, Kansas

We have audited the accompanying balance sheet of Longview Apartments, L.P. ( a Kansas limited partnership), RECD Case No.: 18-001-431454412 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longview Apartments, L.P. as of December 31, 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 31, 1997

Missouri Rural Housing of Oak Grove, L.P.

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove , Missouri

We have audited the accompanying  balance sheet of Missouri Rural Housing of Oak
 Grove, L.P. ( a Missouri limited partnership), as of December 31,
1997, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri Rural
 Housing of Oak Grove, L.P. as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 9, 1998

Missouri Rural Housing of Oak Grove, L.P.

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Missouri Rural Housing of Oak Grove, L.P.
Oak Grove , Missouri

We have audited the accompanying  balance sheet of Missouri Rural Housing of Oak
 Grove, L.P. ( a Missouri limited partnership), as of December 31,
1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Missouri Rural Housing of Oak Grove, L.P. as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 9, 1997

Smithville Rural Housing, a Limited Partnership

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership ( a Missouri limited partnership), RECD Case No:
29-024-480975973 as of December 31, 1997, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 7, 1998

Smithville Rural Housing, a Limited Partnership

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Smithville Rural Housing, A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Smithville Rural Housing, A Limited Partnership ( a Missouri limited partnership), RECD Case No:
29-024-480975973 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithville Rural Housing, A Limited Partnership as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 7, 1997

WESTGATE

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westagte Associates I, L.P. ( a Missouri limited partnership), FmHA Case No: 03-053-431477863 as of December 31, 1997, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates I, L.P. as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 6, 1998

WESTGATE

[Letterhead]
[LOGO]
BCC
Braunsdorf, Carlson, and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Association

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Westgate Associates I, L.P.
Perryville, Arkansas

We have audited the accompanying balance sheet of Westagte Associates I, L.P. ( a Missouri limited partnership), FmHA Case No: 03-053-431477863 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates I, L.P. as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
 Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 6, 1997

TUCSON

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership I as of December 31, 1998, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tucson Trails Limited Partnership I as of December 31, 1997 were audited by other auditors whose report dated January 14, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership I as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 22, 1999

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

TUSCAN II

[Letterhead]
[LOGO]
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants
Madision, WI

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tucson Trails Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of Tucson Trails Limited Partnership II as of December 31, 1998, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tucson Trails Limited Partnership II as of December 31, 1997 were audited by other auditors whose report dated January 14, 1998 expressed an unqualified opinion on those statements.


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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Tucson Trails Limited Partnership II as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Suby, Von Haden & Associates, S.C.
January 22, 1999

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

WALKER WOODS

[Letterhead]
[LOGO]
PATTERSON & KELLY
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Walker Woods Partners, L.P.
Dover, Delaware 19901

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Walker Woods Partners, L.P. as of December 31, 1998 and 1997, and the statements of income, cash flows and owners' equity and for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Walker Woods Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows and owners' equity for the years then ended in conformity with generally accepted accounting principles.

/s/Patterson & Kelly, P.A.
Patterson & Kelly, P.A.
Dover, Delaware
February 25, 1999

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

WATERFRONT

[Letterhead]
[LOGO]
Reznick, Fedder & Silverman

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Waterfront Limited Partnership:

We have audited the accompanying  balance sheets of
 Waterfront Limited Partnership, as of December 31, 1998 and 1997 and the related statements of income and expenses, partners' deficit and cash flows for the years then ended These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, as of December 31, 1998, and 1997, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles.
statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our 1998 audit was made for the purpose of forming an opinion on the basic financial Statements taken as a whole. The supplementary information shown on pages 18 through 48 is presented purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued a report dated February 5, 1999 on our consideration of Waterfront Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulation applicable to the financial statements.

/s/Reznick, Fedder & Silverman
Boston, Massachusetts
February 5, 1999

WATERFRONT

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Waterfront Limited Partnership, DHCR No.: UDC-13, as of December 31, 1998, and the results of its operations, the changes in partners' (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1999 on our consideration of Waterfront Limited Partnership's internal control structure and a report dated January 30, 1999 on its compliance with laws and regulations.

/s/Reznick, Fedder & Silverman
Boston, Massachusetts
January 30, 1999

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

WEST DADE

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd.
(A Limited Partnership)
Miami, Florida

We have audited the  accompanying  balance  sheet of West Dade,  Ltd.
 (FHA Project No. 066-94021) as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. (FHA Project No. 066-94021) at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 9, 1999

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

WEST DADE II

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. (FHA Project No. 066-11048) as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position West Dade, Ltd. II (FHA Project No. 066-11048) at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
February 9, 1999

[Letterhead]
[LOGO]
BDO Seidman, LLP
Accountants and Consultants

Independent Auditors' Report

To the Partners of
West Dade, Ltd. II
(A Limited Partnership)
Miami, Florida

We have audited the accompanying balance sheet of West Dade, Ltd. II (FHA Project No. 066-94022) as of December 31, 1997, and the related statements of profit and loss (HUD Form 92410), changes in partners'capital accounts, and cash flows for the year then ended. These financial statements are the responsibility of the management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

WOOD CREEK

[Letterhead]
[LOGO]
CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS
Rochester, NY

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wood Creek Associates

We have audited the balance sheets of Wood Creek Associates (A New York Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of Wood Creek Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position Wood Creek Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.
February  5, 1999

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

WESTWOOD

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants, Business Consultants
A Professional Corporation

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Manor Limited Dividend Housing
       Association Limited Partnership

We have audited the accompanying balance sheet of Westwood Manor Limited Dividend Housing Association Limited Partnership, PROJECT NO. 048-10515-REF
 as of December 31, 1998, andthe related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Westwood Manor Limited Dividend
Housing Association Limited Partnership as of December 31, 1998, and its profit or loss, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3 , 1999 on our consideration of Westwood Manor Limited Dividend Housing Association Limited Partnership internal control structure and reports dated February 3, 1999 on its compliance with specific requirements applicable to Major HUD
Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 14 to 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Reznick Fedder & Silverman
Bethesda, Maryland                              Federal Employer
February 3, 1999                                       Identification Number:
                                                                 52-1088612

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

PLEASANT PLAZA

[Letterhead]
[LOGO]
Pannell Kerr Forster PC
Certified Public Accountants
Boston, MA

Independent Auditors' Report

To the Partners
Pleasant Plaza Housing Limited Partnership

We have audited the accompanying balance sheet of Pleasant Plaza Housing Limited Partnership, MHFA Project No: 85-004, as of December 31, 1998 and the related statements of loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Plaza Housing Limited Partnership at December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1999, on our consideration of Pleasant Plaza Housing Limited Partnership's internal control structure, and a report dated February 7, 1999 on its compliance with laws and regulations.

/s/Pannell Kerr Forster PC
February 7, 1999

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

/s/Pannell Kerr Forster PC
February 9, 1997

SHORELINE

[Letterhead]
[LOGO]
Reznick, Fedder & Silverman


INDEPENDENT AUDITORS' REPORT

To the Partners
Shoreline Limited Partnership:

We  have  audited  the   accompanying   balance  sheets  of  Shoreline   Limited
Partnership, as of December 31, 1998, and 1997, and the statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Limited Partnership, as of December 31, 1998, and 1997 and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has experienced recurring operating losses and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Reznick, Fedder & Silverman
Boston, Massachusetts
February 5, 1999

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

POPLAR VILLAGE

[Letterhead]
[LOGO]
MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners                                      Rural Development
Poplar Village, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Poplar Village, Ltd., (a limited partnership) Case No. 20-048-611170806, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poplar Village, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999 on our consideration of Poplar Village, Ltd. 's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/Miller, Mayer, Sullivan, & Stevens
Lexington, Kentucky
February 4, 1999

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

SOUTH HOLYOKE

[Letterhead]
[LOGO]
JOSEPH B. COHAN
& ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
South Holyoke Housing Limited Partnership

We have audited the accompanying balance sheet of South Holyoke Housing Limited Partnership as of December 31, 1998 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance With generally accepted auditing standards and Government Auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain a current appraisal of the property for the purpose of determining whether an impairment loss should be recognized, and we were unable to satisfy ourselves about the fair value of the property.

In our opinion, except for the effects of such adjustments, if any , as might have been Determined to be necessary had we been able to determine the fair value of the property, the financial statements referred to above present fairly, in all material respects, the financial position of South Holyoke Housing Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continued as a going concern. As discussed in Note 8 to the financial statements, the Partnership currently has insufficient resources and cash flows to meet its obligations. There is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 26, 1999 on our consideration of South Holyoke Housing Limited Partnership's internal control, and reports dated January 26, 1999 on its compliance with laws and regulations and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Joseph B. Cohan & Assoc PC
Worcester, Massachusetts
January 26, 1999

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

QUARTER MILL

[Letterhead]
[LOGO]
Coopers & Lybrand

Report of Independent Accountants

To the Partners of Quarter Mill Associates L.P.:

We have audited the accompanying balance sheet of Quarter Mill Associates, L.P., a Virginia Limited Partnership (the "Partnership"), FHA Project No. 051-35404, as of December 31, 1998, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarter Mill Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of the Partnership's internal controls on compliance with specific requirements applicable to its major Housing and Urban Development ("HUD") program and on compliance with specific requirements applicable to fair housing and non-discrimination.


This report is intended solely for the information and use of the partners and HUD and is not intended to be and should not be used by anyone other than these specified individuals. However, this report is a matter of public record and its distribution is not limited.

/s/Coopers & Lybrand L.L.P

Richmond, Virginia
January 25, 1999

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

WILLOW LAKE

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants Business Consultants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Willow Lake Partners II, L.P.

We have audited the accompanying balance sheet of Willow Lake Partners II, L.P., as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Willow Lake Partners II, L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Reznick Fedder & Silverman
Boston, Massachusetts
January 30, 1999

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

RIVER FRONT

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

INDEPENDENT AUDITORS' REPORT

To the Partners of
River Front Apartments Limited
Partnership
Washington, D.C.

We have audited the accompanying balance sheet of River Front Apartments Limited Partnership, A Limited Partnership, Project Number. R458-8E as of December 31, 1998, and the related statements of profit and partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of River Front Apartments Limited Partnership for the year ended December 31, 1997 were audited by other auditors whose report dated January 28, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly in all material respects, the financial position of River Front Apartments Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report entitled "Independent Auditor's Report on Compliance and on Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in accordance with Government Auditing Standards" dated February 22, 1999 on our consideration of the Partnership's internal control, over financial reporting and our tests of its compliance with certain provisions of laws regulations and contracts.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data listed on the contents page is presented for purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Deloitte & Touche LLP
February 22, 1999

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

SUSQUEHANNA

[Letterhead]
[LOGO]
Deloitte & Touche LLP
McLean, VA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Susquehanna View Limited
Partnership
Washington, D.C.

We have audited the accompanying balance sheet of Susquehanna
View Limited Partnership, A Limited Partnership --- Project Number R- 451-8E as of December 31, 1998, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Susquehana View Limited Partnership for the year ended December 31, 1997 were audited by other auditors whose report dated January 30, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna View Limited Partnership, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report entitled "Independent Auditor's Report on Compliance and on Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in accordance with Government Auditing Standards" dated February 22, 1999 on our consideration of the Partnership's internal control, over financial reporting and our tests of its compliance with certain provisions of laws regulations and contracts.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/Deloitte & Touche LLP
February 22, 1999

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

[[Letterhead]
[LOGO]
Plante & Morgan, LLP
East Lansing, Michigan

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Temple Kyle Limited Partnership, LTD

We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, Ltd (a Texas limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, Ltd. at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Plante & Moran LLP
February 16, 1999

Letterhead]
[LOGO]
Plante & Morgan, LLP
East Lansing, Michigan

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

/s/Plante & Moran LLP
February 16, 1998

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                                FINANCIAL REPORT
                                DECEMBER 31, 1996

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)



                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT                                                1


FINANCIAL STATEMENTS

    Balance Sheet                                                           2

    Statement of Operations                                                 3

    Statement of Partners' Equity                                           4

    Statement of Cash Flows                                                 5

    Notes to Financial Statements                                           6-7

[letterhead]
                          Independent Auditor's Report



To the Partners
The Temple Kyle Limited Partnership, LTD.


We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, LTD. (a Texas limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, LTD. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Plante & Moran, LLP



February 12, 1997



                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                                  BALANCE SHEET

                                     ASSETS
------------------------------------------------------------------------------------------------------------------------
                                                                                              DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
                                                                                       1996                 1995
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
Operating cash                                                                     $         5,912     $         60,752
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
Accounts receivable:
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
    Tenants                                                                                    902                5,176
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
    Other                                                                                        -                  481
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
Prepaid insurance                                                                            2,916                5,025
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
Security deposits account - Savings                                                          9,026                8,747
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Tax and insurance escrow account - Savings                                                   9,966                7,312
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
Reserve for replacements - Savings                                                          86,683               75,163
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Property and equipment:
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Land                                                                                    88,000               88,000
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
    Buildings and land improvement                                                       3,605,668            3,604,618
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
    Equipment and fixtures                                                                   7,408                3,100
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
                  Total cost                                                             3,701,076            3,695,718
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
    Less accumulated depreciation                                                        (474,948)              383,932
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------
                  Net carrying value                                                     3,226,128            3,311,786
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                  Total assets                                                     $     3,341,533     $      3,474,442
------------------------------------------------------------------------------------===============  -------------------
---------------------------------------------------------------------------------------------------  -------------------

----------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------
LIABILITIES
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Note payable (Note 2)                                                          $     1,423,253     $      1,454,127
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Accounts payable and accrued expenses:
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
        Trade                                                                                2,373               14,892
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
        Interest                                                                            46,370                    -
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
        Property taxes                                                                           -               42,978
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Prepaid rent                                                                               358                  137
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Tenants' security deposit                                                                9,051                8,704
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
    Due to affiliate (Note 3)                                                                5,165                    -
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                  Total liabilities                                                      1,486,570            1,520,838
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
PARTNERS' EQUITY                                                                         1,854,963            1,953,604
---------------------------------------------------------------------------------------------------  -------------------
---------------------------------------------------------------------------------------------------  -------------------

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                  Total liabilities and partners' equity                           $     3,341,533     $      3,474,442
------------------------------------------------------------------------------------===============  -------------------

see notes to Financial Statements.

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                             STATEMENT OF OPERATIONS


------------------------------------------------------------------------------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                         1996                1995
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
INCOME
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Rentals                                                                         $        330,563    $       337,526
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Interest                                                                                   3,595              1,925
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Other                                                                                      2,858              1,820
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
                  Total income                                                               337,016            341,271
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
OPERATING EXPENSES
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Operation and maintenance                                                                 75,616             53,736
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Utilities                                                                                 66,234             70,355
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Administrative                                                                            40,664            110,116
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Taxes and insurance                                                                       49,431             45,499
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
                  Total operating expenses                                                   231,945            279,706
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
OPERATING INCOME                                                                             105,071             61,565
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
OTHER PROJECT EXPENSES
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Depreciation                                                                              91,016             90,329
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
    Interest                                                                                 112,696            122,071
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
                  Other project expenses                                                     203,712            212,400
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
LOSS BEFORE EXTRAORDINARY ITEM                                                              (98,641)          (150,835)
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------
EXTRAORDINARY ITEM (Note 4)                                                                        -            794,492
-----------------------------------------------------------------------------------------------------  -----------------
-----------------------------------------------------------------------------------------------------  -----------------

-----------------------------------------------------------------------------------------------------  -----------------
-------------------------------------------------------------------------------------================  -----------------
NET INCOME                                                                          $       (98,641)    $       643,657
-------------------------------------------------------------------------------------================  -----------------
See notes to Financial Statements.

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                          STATEMENT OF PARTNERS' EQUITY


---------------------------------------------------------------------------------------------------------------------
                                                       LIMITED PARTNERS      GENERAL PARTNER            TOTAL
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
BALANCE - January 1, 1995                               $      1,312,991      $       (3,044)       $      1,309,947
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net income                                                       637,220                6,437                643,657
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
BALANCE - December 31, 1995                                    1,950,211                3,393              1,953,604
-------------------------------------------------------
-------------------------------------------------------

-------------------------------------------------------
-------------------------------------------------------
Net income (loss)                                               (97,655)                (986)               (98,641)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------
-------------------------------------------------------
BALANCE - December 31, 1996                             $      1,852,556      $         2,407       $      1,854,963
---------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                             STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                          1996               1995
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                                $      (98,641)     $      643,657
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
    Adjustments  to  reconcile  net  income  (loss) to net cash  from  operating activities:
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
           Depreciation                                                                       91,016             90,329
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
           Gain on forgiveness of indebtedness                                                     -          (794,492)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
           (Increase) decrease in assets:
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Accounts receivable                                                             4,755            (5,657)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Prepaid insurance                                                               2,109            (5,025)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Security deposit account - Savings                                              (279)            (8,747)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Tax and insurance escrow account - Savings                                    (2,654)            (7,312)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
           Increase (decrease) in liabilities:
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Accounts payable and accrued expenses                                         (9,127)             26,758
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Tenant's security deposits                                                        347              6,224
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
               Prepaid rent                                                                      221                137
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                     (12,253)           (54,128)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
    Purchase of property and equipment                                                       (5,358)           (75,163)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
    Deposits into reserve for replacements                                                  (11,520)            (1,360)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                     (16,878)           (76,523)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
    Advance received from affiliate                                                            5,165                  -
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
    Principal payments on note payable                                                      (30,874)            (8,566)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                     (25,709)            (8,566)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                                        (54,840)          (139,217)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CASH - Beginning of year                                                                      60,752            199,969
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CASH - End of year                                                                   $         5,912     $       60,752
------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

Cash paid for interest was $66,326 in 1996 and $51,609 in 1995.

Significant noncash investing and financing activities are as follows:
    During 1995, in conjunction with the Partnership's plan of reorganization as described in Note 4, the Partnership recognized a gain on forgiveness of indebtedness totaling $794,492.

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The Partnership was organized in 1989 as a Texas limited partnership for the purpose of acquiring, owning, constructing, and operating a designated historic structure that contains an apartment complex of 64 units for low to moderate income senior citizens and includes rental space for office and retail facilities. The facility is located in Temple, Texas.

             Operations of the Partnership are limited to the rental of apartment units, office, and retail space owned by the Partnership. Significant accounting policies are as follows:

             Classification of Assets and Liabilities - The financial affairs of the Partnership do not generally involve a business cycle. Accordingly, the classification of assets and liabilities between current and long-term is not used.

             Land, Buildings, and Equipment - Land, buildings, and equipment are recorded at cost. Depreciation is calculated using either the straight-line method or an accelerated method over the estimated useful lives of 7 to 40 years. Maintenance and repairs are charged to expense when incurred.

             Income Taxes - No provision has been made in the financial statements for income taxes because, as a partnership, all income and expenses are allocated to the partners for inclusion on their respective income tax returns.

             Allocation of Profits and Losses - Losses from operations are allocated to the general partners and limited partners in the ratio of 1 and 99 percent, respectively.

             Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
             Actual results could differ from those estimates.


NOTE 2 - NOTE PAYABLE

             The Partnership has a note payable to the investor limited partner. The note is due in monthly installments of $13,800, including interest at 7.82 percent through June 1, 1997; $17,600, including interest at prime plus 1.00 percent from July 1, 1997 through its maturity date on June 1, 2005. The note is collateralized by all properties of the Partnership.

Minimum principal payments to maturity as of December 31, 1996, are as follows:

---------------------------------------------------------------------------------------------------------------------
                               1997                                             $         56,306
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                               1998                                                      119,293
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                               1999                                                      127,918
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                               2000                                                      137,163
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                               2001                                                      147,080
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                               2002 and after                                            835,493
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                 Total                          $      1,423,253
---------------------------------------------------------------------------------------------------------------------


NOTE 3 - RELATED PARTY TRANSACTIONS

             The Partnership incurred management fees of $17,397 and $4,237 during the years ended December 31, 1996 and 1995, respectively, to a management company affiliated with the investor limited partner. The amount payable to the management company for management fees totaled $1,669 and $4,237 at December 31,1996 and 1995, respectively, and is included in accounts payable - trade in the balance sheet.

             Amounts due to affiliate represent advances from the Investor Limited Partner made to the Partnership in excess of the amount required to be deposited into the replacement reserve account. The advance is unsecured and noninterest bearing and may be returned to the Investor Limited Partner upon approval of the Temple Housing Authority.


NOTE 4 - REORGANIZATION

             On May 28, 1993, certain creditors of the Partnership filed an involuntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas, Waco Division. The Partnership emerged from Chapter 11 effective with the beginning of business on September 29, 1995. In general, the Plan for Reorganization provided for resolution of all previous claims against the Partnership as of May 28, 1993, the Chapter 11 filing date. As part of the Plan for Reorganization, the investor limited partner paid $850,000 in cash and entered into a new loan agreement for $612,693 with the mortgagor for payment of all claims due from the Partnership to the mortgagor (Note 2). This transaction resulted in a gain on forgiveness of indebtedness of $794,492 for the year ended December 31, 1995.

                    THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                                FINANCIAL REPORT
                                DECEMBER 31, 1997

                                    Contents




Independent Auditor's Report                                               1


Financial Statements

    Balance Sheet                                                          2

    Statement of Operations                                                3

    Statement of Partners' Equity                                          4

    Statement of Cash Flows                                                5

    Notes to Financial Statements                                          6-7

[letterhead]



                          Independent Auditor's Report



To the Partners
The Temple Kyle Limited Partnership

We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, LTD. (a Texas limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, LTD as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Plante & Moran, LLP

The Temple Klye Limited Partnership, LTD.



                                                                                                      Balance Sheet
ASSETS
                                                                                           December 31,
                                                                                      1997                1996

Cash                                                                            $         3,374    $          5,912
Tenant accounts receivable                                                                  542                 902
Prepaid insurance                                                                         4,442               2,916
Security deposits account - Savings                                                       9,504               9,026
Tax and insurance escrow account - Savings                                               52,340               9,966
Reserve for replacements - Savings                                                       67,941              86,683
Property and equipment:
     Land                                                                                97,319              88,000
     Buildings and land improvement                                                   3,605,668           3,605,668
     Equipment and fixtures                                                              24,848               7,408
                                                                                ---------------    ----------------

              Total cost                                                              3,727,835           3,701,076

     Accumulated depreciation                                                          (568,896)           (474,948)
                                                                                ---------------    ----------------

              Net carrying value                                                      3,158,939           3,226,128
                                                                                ---------------    ----------------

              Total assets                                                      $     3,297,082    $      3,341,533
                                                                                ===============    ================

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Note payable (Note 2)                                                           $     1,406,251    $      1,423,253
Accounts payable and accrued expenses:
     Trade    (Note 3)                                                                   60,311               2,373
     Property taxes                                                                           -              46,370
Security deposits payable                                                                 9,480               9,051
Prepaid rent                                                                                 60                 358
Due to affiliate (Note 3)                                                                 5,165               5,165
                                                                                ---------------    ----------------

              Total liabilities                                                       1,481,267           1,486,570

PARTNERS' EQUITY
     General and limited partners                                                     1,815,815           1,854,963
                                                                                ---------------    ----------------

              Total liabilities and partners' equity                            $     3,297,082    $      3,341,533
                                                                                ===============    ================


See Notes to Financial Statements

                  THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                                                                                Statement of Operations

                                                                                           December 31,
                                                                                      1997                1996

Revenue
     Rentals                                                                    $       372,271       $     330,563
     Interest                                                                             3,525               3,595
     Other                                                                               45,606               2,858
                                                                                ---------------    ----------------
              Total revenue                                                             421,402             337,016

Operating Expenses
     Operation and maintenance                                                          105,785              75,616
     Utilities                                                                           68,497              66,234
     Administrative                                                                      42,560              40,664
     Taxes and insurance                                                                 47,533              49,431
                                                                                ---------------    ----------------

              Total operating expenses                                                  264,375             231,945
                                                                                ---------------    ----------------

Operating Income                                                                        157,027             105,071

Other Project Expenses
     Depreciation                                                                        93,947              91,016
     Interest                                                                           102,228             112,696
                                                                                ---------------    ----------------

              Total other project expenses                                              196,175             203,712
                                                                                ---------------    ----------------

Net Loss                                                                        $       (39,148)   $        (98,641)
                                                                                ===============    ================


See Notes to Fimnancial Statements

                  THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                                                                                      Statement of Partners' Equity





                                                       Limited                 General
                                                      Partners                Partners                 Total

Balance - January 1, 1996                      $         1,950,211     $             3,393     $          1,953,604

Net loss                                                   (97,655)                   (986)                (98,641)
                                               -------------------     -------------------     -------------------

Balance - December 31 1996                               1,852,556                   2,407                1,854,963

Net loss                                                   (38,757)                   (391)                (39,148)
                                               -------------------     -------------------     -------------------

Balance - December 31, 1997                    $         1,813,799     $             2,016     $          1,815,815
                                               ===================     ===================     ====================

See Notes to Financial Statements.

                   THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)

                                                                                            Statement of Cash Flows


                                                                                           December 31,
                                                                                      1997                1996

Cash flows from Operating Activities                                            $       (39,148)   $        (98,641)
     Net operating loss
     Adjustment to reconcile net operating
     loss to net cash From operating
       activities:
         Depreciation                                                                    93,947              91,016
         (Increase) decrease in assets:
           Tenant accounts receivable                                                       360               4,755
           Prepaid insurance                                                             (1,526)              2,109
           Security deposits account - Savings                                             (478)               (279)
           Tax and insurance escrow account - Savings                                   (42,374)             (2,654)
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                      11,569              (9,127)
           Security deposits payable                                                        429                 347
           Prepaid rent                                                                    (298)                221
                                                                                ---------------    ----------------

                  Net cash provided by (used in) operating activities                    22,481             (12,253)

Cash Flows for Investing Activities
     Purchase of property and equipment                                                 (26,759)             (5,358)
     Change in reserve for replacement                                                   18,742             (11,520)
                                                                                ---------------    ----------------

              Net cash used in investing activities                                      (8,017)            (16,878)

Cash Flows from Financing Activities
       Principal payments on note payable                                               (17,002)            (30,974)
       Advance received from affiliate                                                        -               5,165
                                                                                ---------------    ----------------

              Net cash used in financing activities                                     (17,002)            (25,709)
                                                                                ---------------    ----------------

Net Decrease in Cash                                                                     (2,538)            (54,840)

Cash - Beginning of Year                                                                  5,912              60,752
                                                                                ---------------    ----------------

Cash - End of Year                                                              $         3,374    $          5,912
                                                                                ===============    ================

Supplemental Information - Cash paid for interest                               $       148,598    $         66,326
                                                                                ===============    ================

See Notes to Financial Statements.

                            The Temple Klye Limited Partnership, LTD.


                                     Notes to Financial Statements
                                      December 31, 1997 and 1996





Note 1 - Nature of Business and Significant Accounting Policies

               The Partnership was organized in 1989 as a Texas limited partnership for the purpose of acquiring, owning, constructing, and operating a designated historic structure that contains an apartment complex of 64 units for low to moderate income senior citizens and includes rental space for office and retail facilities. The facility is located in Temple, Texas.

               Operations  of the  Partnership  are  limited  to the  rental  of
               apartment   units,   office,   and  retail  space  owned  by  the
               Partnership. Significant accounting policies are as follows:

               Classification of Assets and Liabilities - The financial affairs of Partnership do not generally involve a business cycle. Accordingly, the classification of assets and liabilities between current and long-term is not used.

               Land, Buildings, and Equipment - Land, buildings, and equipment are recorded at cost. Depreciation is calculated using the straight-line and accelerated methods over the estimated useful lives of the assets of 7 to 40 years. Maintenance and repairs are charged to expense as incurred.

               Allocation of Profits and Losses - Losses from operations are allocated to the general and limited partners in the ratio of 1 and 99 percent, respectively.

               Income Taxes - No provision has been made in the financial statements for income taxes because, as a partnership, all income and expenses are allocated to the partners for inclusion on their respective income tax returns.

               Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



Note 2 - Note Payable

               The Partnership has a note payable to the Investor Limited Partner. The note is due in monthly installments of $13,800, including interest at 7.82 percent through June 30, 1997. Effective July 1, 1997 the note is due in monthly installments of $17,600, including interest at prime plus 1.00 percent, through its maturity date on June 1, 2005. At December 31, 1997, the prime interest rate was 8.50 percent. The note is collateralized by all properties of the Partnership.

               Minimum principal payments on the note payable to maturity as of December 31, 1997, are as follows:

                           1998                               $          119,293
                           1999                                          127,918
                           2000                                          137,163
                           2001                                          147,080
                           2002                                          157,724
                           2003 and after                                717,073
                                                                    ------------
                                           Total                      $1,406,251



Note 3 - Related Party Transactions

               The Partnership incurred management fees of $20,844 and $17,397 during the years ended December 31 1997 and 1996, respectively, to a management company affiliated with the Investor Limited Partner. The amount payable to the management company for management fees totaled $31 and $1,669 at December 31, 1997 and 1996, respectively, and is included in accounts payable - trade in the balance sheet.

               Due to affiliate represent advances from the Investor Limited Partner made to the Partnership in excess of the amount required to be deposited into the replacement reserve account. The advance is unsecured and noninterest bearing and may be returned to the Investor Limited Partner upon approval of the Temple Housing Authority.

                    The Temple Kyle Limited Partnership, LTD
-
                              (a Texas partnership)
                                Financial Report
                                December 31, 1998

THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
-
                                    Contents




Independent Auditor's Report                                               1


Financial Statements

    Balance Sheet                                                          2

    Statement of Operations                                                3

    Statement of Partners' Equity                                          4

    Statement of Cash Flows                                                5

    Notes to Financial Statements                                          6-8

                                  [letterhead]



                          Independent Auditor's Report



To the Partners
The Temple Kyle Limited Partnership, LTD.


We have audited the accompanying balance sheet of The Temple Kyle Limited Partnership, LTD. (a Texas limited partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Temple Kyle Limited Partnership, LTD. at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Plante & Moran, LLP

February 15, 1999

The Temple Kyle Limited Partnership, Ltd.

                                                                                          Balance Sheet


ASSETS
                                                                                           December 31,
                                                                                      1998                1997

Cash                                                                            $         8,593    $          3,374
Tenant accounts receivable                                                                  605                 542
Prepaid insurance                                                                         2,884               4,442
Security deposits account - Savings                                                       9,893               9,504
Tax and insurance escrow account - Savings                                               51,950              52,340
Reserve for replacements - Savings                                                       86,041              67,941
Property and equipment:
     Land                                                                                97,319              97,319
     Buildings and land improvement                                                   1,912,154           3,605,668
     Equipment and fixtures                                                              24,848              24,848
                                                                                ---------------    ----------------

              Total cost                                                              2,034,321           3,727,835

     Accumulated depreciation                                                          (664,321)           (568,896)
                                                                                ---------------    ----------------

              Net carrying value                                                      1,370,000           3,158,939
                                                                                ---------------    ----------------

              Total assets                                                      $     1,529,966    $      3,297,082
                                                                                ===============    ================

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Note payable (Note 2)                                                           $     1,389,038    $      1,406,251
Accounts payable and accrued expenses:
     Trade    (Note 3)                                                                   28,647              25,914
     Property taxes                                                                      35,348              34,397
Security deposits payable                                                                 9,768               9,480
Prepaid rent                                                                                240                  60
Due to affiliate (Note 3)                                                                 5,165               5,165
                                                                                ---------------    ----------------

              Total liabilities                                                       1,468,806           1,481,267

PARTNERS' EQUITY
     General and limited partners                                                        61,760           1,815,815
                                                                                ---------------    ----------------

              Total liabilities and partners' equity                            $     1,529,966    $      3,297,082
                                                                                ===============    ================

See Notes to Financial Statements.

                  THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)

                                                                                            Statement of Operations


                                                                                           December 31,
                                                                                      1998                1997

Revenue
     Rentals                                                                    $       399,154       $     372,271
     Interest                                                                             3,366               3,525
     Other                                                                                2,426              45,606
                                                                                ---------------    ----------------
              Total revenue                                                             404,946             421,402

Operating Expenses
     Operation and maintenance                                                          103,844             105,785
     Utilities                                                                           67,632              68,497
     Administrative                                                                      42,974              42,560
     Taxes and insurance                                                                 44,653              47,533
                                                                                ---------------    ----------------

              Total operating expenses                                                  259,103             264,375
                                                                                ---------------    ----------------

Operating Income                                                                        145,843             157,027

Other Project Expenses
     Appraisal                                                                           22,572                   -
     Depreciation                                                                        95,425              93,947
     Interest                                                                            88,387             102,228
                                                                                ---------------    ----------------

              Total other project expenses                                              206,384             196,175

Loss on Impairment of Long-Lived Assets (Note4)                                       1,693,514                   -
                                                                                ---------------    ----------------

Net Operating Loss                                                              $    (1,754,055)   $        (39,148)
                                                                                ===============    ================
See Notes to Financial Statements.

                THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                          (a Texas limited partnership)
                        Statement of Partners' Equity


                                                       Limited                 General
                                                      Partners                Partners                 Total

Balance - January 1, 1997                      $         1,852,556     $             2,407     $          1,854,963

Net operating loss                                         (38,757)                   (391)                (39,148)
                                               -------------------     -------------------     -------------------

Balance - December 31 1996                                ,813,799                   2,016                1,815,815

Net operating loss                                      (1,736,514)                (17,541)             (1,754,055)
                                               -------------------     -------------------     -------------------

Balance - December 31, 1997                                 77,285     $           (15,525)    $             61,760
                                               ===================     ===================     ====================



See Notes to Financial Statements.

                                   THE TEMPLE KYLE LIMITED PARTNERSHIP, LTD.
                                          (a Texas limited partnership)
                                               Statement of Cash Flows

                                                                                           December 31,
                                                                                      1998                1997

Cash flows from Operating Activities                                            $    (1,754,055)   $        (39,148)
     Net operating loss
     Adjustment  to  reconcile  net  operating  loss to net cash From  operating activities:
         Depreciation                                                                    95,425              93,947
         Loss on impairment of long-lived assets                                      1,693,514                   -
         (Increase) decrease in assets:
           Tenant accounts receivable                                                       (63)                360
           Prepaid insurance                                                              1,558              (1,526)
           Security deposits account - Savings                                             (389)               (478)
           Tax and insurance escrow account - Savings                                       390             (42,374)
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                       3,684              11,569
           Security deposits payable                                                        288                 429
           Prepaid rent                                                                     180                (298)
                                                                                ---------------    ----------------

                  Net cash provided by (used in) operating activities                    40,532              22,481

Cash Flows for Investing Activities
     Purchase of property and equipment                                                       -             (26,759)
     Change in reserve for replacement                                                  (18,100)             18,742
                                                                                ---------------    ----------------

              Net cash used in investing activities                                     (18,100)             (8,017)

Cash Flows from Financing Activities
       Principal payments on note payable                                               (17,213)            (17,002)
                                                                                ---------------    ----------------

              Net cash used in financing activities                                     (17,213)            (17,002)
                                                                                ---------------    ----------------

Net Decrease in Cash                                                                      5,219              (2,538)

Cash - Beginning of Year                                                                  3,374               5,912
                                                                                ---------------    ----------------

Cash - End of Year                                                              $         8,593    $          3,374
                                                                                ===============    ================

Supplemental Information - Cash paid for interest                               $        88,387    $        148,598

                                                                                ===============    ================
See Notes to Financial Statements.

            The Temple Kyle Limited Partnership, Ltd.

                  Notes to Financial Statements
                   December  31, 1998 and 1997




Note 1 - Nature of Business and Significant Accounting Policies

               The Partnership was organized in 1989 as a Texas limited partnership for the purpose of acquiring, owning, constructing, and operating a designated historic structure that contains an apartment complex of 64 units for low to moderate income senior citizens and includes rental space for office and retail facilities. The facility is located in Temple, Texas.

               Operations  of the  Partnership  are  limited  to the  rental  of
               apartment   units,   office,   and  retail  space  owned  by  the
               Partnership. Significant accounting policies are as follows:

               Classification of Assets and Liabilities - The financial affairs of the Partnership do not generally involve a business cycle. Accordingly, the classification of assets and liabilities between current and long-term is not used.

               Land, Buildings, and Equipment - Land, buildings, and equipment are recorded at cost. Depreciation is calculated using the straight-line and accelerated methods over the estimated useful lives of the assets of 7 to 40 years. Maintenance and repairs are charged to expense as incurred.

               Allocation of Profits and Losses - Losses from operations are allocated to the general and limited partners in the ratio of 1 and 99 percent, respectively.

               Income Taxes - No provision has been made in the financial statements for income taxes because, as a partnership, all income and expenses are allocated to the partners for inclusion on their respective income tax returns.

               Restricted Deposits - The reserve for replacement and tax and insurance escrow accounts are maintained for the benefit of the project and are restricted as to use based on applicable loan documents.

               Year 2000 - The management company has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a course of action to minimize Year 2000 risk and ensure that neither significant costs or disruption of normal business operations are encountered. However, because there is no guarantee that all systems of the Partnership and of outside vendors or other entities affecting Partnership's operations will be Year 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

               Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



Note 2 - Note Payable

               The Partnership has a note payable to the Investor Limited Partner. The note is due in monthly installments of $17,600, including interest at prime plus 1.00 percent (an effective rate of 8.75 and 9.50 percent in 1998 and 1997, respectively), through its maturity date on June 1, 2005. At December 31, 1998, the prime interest rate was 7.75 percent. The note is collateralized by all properties of the Partnership.

               Minimum principal payments on the note payable to maturity as of December 31, 1998, are as follows:

                           1999                               $    131,693
                           2000                                    141,210
                           2001                                    151,420
                           2002                                    162,363
                           2003                                    174,103
                           2004 and after                          628,249
                                                              ------------
                                         Total                $  1,389,038
                                                              ============

Note 3 - Related Party Transactions

               The Partnership incurred management fees of $19,850 and $20,844 during the years ended December 31, 1998 and 1997, respectively, to a management company affiliated with the Investor Limited Partner. The amount payable to the management company for management fees and reimbursed expenses totaled $1,898 and $31 at December 31, 1998 and 1997, respectively, and is included in accounts payable trade in the balance sheet. In addition, certain expenses totaling $22,572 were paid on behalf of the Partnership by the Investor Limited Partner and are included in accounts payable - trade in the balance sheet.

               Due to affiliate represents advances from the Investor Limited Partner made to Partnership in excess of the amount required to be deposited into the replacement reserve account. The advance is unsecured and noninterest bearing and may be returned to the Investor Limited Partner upon approval of the General Partner.



Note 4 - Impairment of Long-Lived Assets

               During the year ended December 31, 1998, the apartment complex was deemed to be impaired and written down to its fair value. The fair value, determined by an independent appraisal, was determined using the fair value of comparable apartment complexes in the area and the estimated discounted future cash flows. The determination of fair value did not take into account the value of tax credits allocated to the Partnership. The asset impairment loss of $1,693,514 is the difference between the carrying value and the estimated fair value of the apartment complex and was charged to operations during the year ended December 31, 1998.