Form 10QSB
period 1999-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1999-08-11
CIK 839345

August 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:    Boston Financial Qualified Housing Tax Credits L.P.  III
       Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 01-18462




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

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                                    -------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended      June 30, 1999        Commission file number  01-18462
                  ------------------                             ------------

 Boston Financial Qualified Housing Tax Credits L.P. III
(Exact name of registrant as specified in its charter)


        Delaware                                        04-3032106
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                       02110-1106
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1999 (Unaudited)
           and March 31, 1999                                                                 1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1999 and 1998                                                2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1999                             3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1999 and 1998                                          4

         Notes to the Combined Financial Statements (Unaudited)                               5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                             COMBINED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     576,356
Marketable securities, at fair value                                                                   522,838
Investments in Local Limited Partnerships, net (Note 1)                                             14,953,274
Accounts receivable, net                                                                               112,830
Interest receivable                                                                                     32,250
Prepaid expenses                                                                                        10,104
Tenant security deposits                                                                                94,211
Replacement reserves                                                                                   215,427
Rental property at cost, net of accumulated
   depreciation and reserve for valuation                                                           13,057,771
Deferred acquisition fees escrow                                                                       112,500
Deferred expenses, net of $178,178
   accumulated amortization                                                                            212,629
Other assets                                                                                           228,699
                                                                                                 -------------
     Total Assets                                                                                $  30,128,889
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   2,068,949
Accounts payable and accrued expenses                                                                  531,229
Interest payable                                                                                       323,056
Note payable, affiliate                                                                                514,968
Security deposits payable                                                                               84,471
Deferred acquisition fees payable                                                                      112,500
Advances from affiliate                                                                                200,000
Mortgage notes payable                                                                               7,789,986
                                                                                                 -------------
     Total Liabilities                                                                              11,625,159

Minority interest in Local Limited Partnerships                                                        884,570
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              17,620,642
Net unrealized losses on marketable securities                                                          (1,482)
     Total Partners' Equity                                                                         17,619,160
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  30,128,889
                                                                                                 =============

The  accompanying  notes are an integral part of these  combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                         1999                   1998
                                                                     -------------          ------------
Revenue:
    Rental                                                           $     613,353          $    579,906
    Investment                                                              12,229                 8,606
    Recovery of  bad debt                                                   80,639                26,881
    Other                                                                   51,757                67,885
                                                                     -------------          ------------
      Total Revenue                                                        757,978               683,278
                                                                     -------------          ------------

Expenses:
    Asset management fees, related party                                    91,815                95,938
    General and administrative (includes
      reimbursements to affiliates of $36,662 and
      $32,550 in 1999 and 1998, respectively)                              103,442               113,072
      Property management fees                                              29,683                50,154
    Rental operations, exclusive of depreciation                           407,096               345,155
    Interest                                                               201,092               212,791
    Depreciation                                                           155,339               166,192
    Amortization                                                            41,176                44,303
                                                                     -------------          ------------
      Total Expenses                                                     1,029,643             1,027,605
                                                                     -------------          ------------

Lossbefore equity in losses of Local  Limited  Partnerships, minority  interest and loss on liquidation of interests in
    Local Limited Partnerships                                            (271,665)             (344,327)

Equity in losses of Local Limited Partnerships (Note 1)                   (554,641)             (848,022)

Minority interest in losses of
    Local Limited Partnerships                                               2,157                 2,122

Loss on liquidation of interests in Local Limited
    Partnerships (Note 2)                                                 (193,883)                    -
                                                                     -------------          ------------

Net Loss                                                             $  (1,018,032)         $ (1,190,227)
                                                                     =============          ============

Net Loss allocated:
    To General Partners                                              $     (10,180)         $    (11,902)
    To Limited Partners                                                 (1,007,852)           (1,178,325)
                                                                     -------------          ------------
                                                                     $  (1,018,032)         $ (1,190,227)
                                                                     =============          ============
Net Loss per Limited Partnership Unit
    (100,000 Units)                                                  $     (10.08)          $     (11.78)
                                                                     ============           ============


The  accompanying  notes are an integral part of these  combined financial statements.


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1999


                                                                                          Net
                                                        Initial        Investor        Unrealized
                                        General         Limited         Limited          Gains
                                       Partners        Partners         Partners        (Losses)         Total

Balance at March 31, 1999             $  (689,458)    $   5,000      $  19,323,132   $       237   $  18,638,911
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Loss:
   Net change in unrealized gains
     on marketable securities
     available for sale                        -              -                  -        (1,719)         (1,719)
   Net Loss                              (10,180)             -         (1,007,852)            -      (1,018,032)
                                      -----------     ---------      --------------  -----------   --------------
Comprehensive Loss                       (10,180)             -         (1,007,852)       (1,719)     (1,019,751)
                                      ----------      ---------      -------------   -----------   -------------

Balance at June 30, 1999              $ (699,638)     $   5,000      $  18,315,280   $    (1,482)  $  17,619,160
                                      ==========      =========      =============   ===========   =============

The  accompanying  notes are an integral part of these  combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                          1999                    1998
                                                                      ------------             ------------

Net cash used for operating activities                                $   (245,308)            $    (80,525)

Net cash provided by investing activities                                  253,804                  217,282

Net cash provided by financing activities                                  127,495                   41,031
                                                                      ------------             ------------

Net increase in cash and cash equivalents                                  135,991                  177,788

Cash and cash equivalents, beginning                                       440,365                  311,867
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    576,356             $    489,655
                                                                      ============             ============

Supplemental Disclosure:
     Cash paid for interest                                           $    190,755             $    195,058
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1999 and 1998. Certain reclassifications have been made to prior periods financial statements to conform to current period classifications.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in forty-nine Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1999, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,334,634

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $47,708,566)                                                (44,066,348)


Cumulative cash distributions received from Local Limited Partnerships                            (2,689,902)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       12,578,384

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,335,849

   Accumulated amortization of acquisition fees and expenses                                      (1,325,959)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         16,588,274

Reserve for valuation of investments in Local Limited Partnerships                                (1,635,000)
                                                                                               -------------
                                                                                               $  14,953,274


           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1999 is $1,457,770. For the three months ended June 30, 1999, the Partnership has not recognized $905,676 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.


2.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner transferred all of the assets of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments, Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Lakeway Colony, Crestwood Place, Eagle Nest Apartments, One Main Place, Pilot Point Apartments and Willowick were transferred prior to March 31, 1999. For tax purposes, these events resulted in both Section 1231 gain and cancellation of indebtedness income. In addition, the transfer of ownership resulted in a nominal amount of recapture of tax credits because the Texas Partnerships represent only 2% of the Partnership's tax credits.

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $193,883 was recognized in the period ended June 30, 1999 as a result of the redemption of Boulevard Commons II.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                         Combined
                                                L.P. III (A)           (B)        Eliminations           (A)
Assets
Cash and cash equivalents                      $     421,450    $     154,906     $           -    $     576,356
Marketable securities, at fair value                 522,838                -                 -          522,838
Investments in Local Limited
   Partnerships, net                              17,169,105                -        (2,215,831)      14,953,274
Accounts receivable, net                             928,240          101,594          (917,004)         112,830
Interest receivable                                   32,250                -                 -           32,250
Notes receivable                                   1,389,038                -        (1,389,038)               -
Prepaid expenses                                       1,120            8,984                 -           10,104
Tenant security deposits                                   -           94,211                 -           94,211
Replacement reserves                                       -          215,427                 -          215,427
Rental property at cost, net of accumulated
   depreciation and reserve for valuation                  -       12,282,612           775,159       13,057,771
Deferred acquisition fees escrow                     112,500                -                 -          112,500
Deferred expenses, net                                     -          212,629                 -          212,629
Other assets                                               -          228,699                 -          228,699
                                               -------------    -------------     -------------    -------------
Total Assets                                   $  20,576,541    $  13,299,062     $  (3,746,714)   $  30,128,889
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   2,058,585    $     927,368     $    (917,004)   $   2,068,949
Accounts payable and accrued
   expenses                                          271,328          259,901                 -          531,229
Interest payable                                           -          323,056                 -          323,056

Note payable, affiliate                              514,968                -                 -          514,968
Security deposits payable                                  -           84,471                 -           84,471
Due to affiliate                                           -                -                 -                -

Deferred acquisition fees payable                    112,500                -                 -          112,500

Advances from affiliate                                    -          200,000                 -          200,000
Mortgage notes payable                                     -        9,179,024        (1,389,038)       7,789,986
                                               -------------    -------------     -------------    -------------
     Total Liabilities                             2,957,381       10,973,820        (2,306,042)      11,625,159
                                               -------------    -------------     -------------    -------------

Minority interest in Local
   Limited Partnerships                                    -                -           884,570          884,570
                                               -------------    -------------     -------------    -------------

General, Initial and Investor Limited
   Partners' Equity                               17,620,642        2,325,242        (2,325,242)      17,620,642
Net unrealized losses on marketable
   securities                                         (1,482)              -                  -           (1,482)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       17,619,160        2,325,242        (2,325,242)      17,619,160
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
     Partners' Equity                          $  20,576,541    $  13,299,062     $  (3,746,714)   $  30,128,889
                                               =============    =============     =============    =============

(A) As of June 30, 1999.
(B) As of March 31, 1999.

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

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations            (A)

Revenue:
   Rental                                   $              -    $     613,353     $           -    $     613,353
   Investment                                         11,005            1,224                 -           12,229
   Recovery of bad debt                               80,639                -                 -           80,639
   Other                                              24,686           27,071                 -           51,757
                                            ----------------    -------------     -------------    -------------
     Total Revenue                                   116,330          641,648                 -          757,978
                                            ----------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               91,815                -                 -           91,815
   General and administrative                        103,442                -                 -          103,442

   Property management fees                                -           29,683                 -           29,683
   Rental operations, exclusive of depreciation            -          407,096                 -          407,096

   Interest                                            1,500          199,592                 -          201,092

   Depreciation                                            -          155,339                 -          155,339
   Amortization                                       34,389            6,787                 -           41,176
                                            ----------------    -------------     -------------    -------------
     Total Expenses                                  231,146          798,497                 -        1,029,643
                                            ----------------    -------------     -------------    -------------

Loss before equity in losses of Local Limited
   Partnerships,  minority  interest
   and loss on liquidation of interest in Local
   Limited Partnership                              (114,816)        (156,849)                -         (271,665)

Equity in losses of Local Limited
   Partnerships                                     (709,333)               -           154,692         (554,641)

Minority interest in losses of Local
   Limited Partnerships                                    -                -             2,157            2,157

Loss on liquidation of interest in
   Local Limited Partnership                        (193,883)               -                 -         (193,883)
                                            ----------------    -------------     -------------    -------------

Net Loss                                    $     (1,018,032)   $    (156,849)    $     156,849    $  (1,018,032)
                                            ================    ==============    =============    =============


(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations            (A)

Net cash used for operating activities         $     (88,793)   $     (156,515)   $           -    $    (245,308)

Net cash provided by investing activities            171,250            82,554                -          253,804

Net cash provided by financing activities                  -           127,495                -          127,495
                                               -------------    --------------    -------------    -------------

Net increase in cash and cash equivalents             82,457            53,534                -          135,991

Cash and cash equivalents, beginning                 338,993           101,372                -          440,365
                                               -------------    --------------    -------------    -------------

Cash and cash equivalents, ending              $     421,450    $      154,906    $           -    $     576,356
                                               =============    ==============    =============    =============


(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At June 30, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $576,356 as compared to $440,365 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. The increase is partially offset by cash used for operations, improvements to rental property and repayment of mortgage notes payable.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended June 30, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,755,000 have been paid from Reserves. This amount includes approximately $1,314,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $349,000 have also been used to make additional capital contributions to two Local Limited Partnerships, and the Partnership has paid approximately $1,073,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,241,000 of operating funds to replenish Reserves. At June 30, 1999, approximately $873,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,313,000 noted above, the Partnership has also advanced approximately $789,000 to the Texas Partnerships and $957,000 to three other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during three months ended June 30, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

For the three months ended June 30, 1999, Partnership operations resulted in a net loss of $1,018,032 as compared to a net loss of $1,190,227 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses. This decrease in equity in losses is primarily attributable to a decrease in property operating expenses, interest and depreciation expenses due to the transfer of one of the Combined Entities in 1998. In addition the decrease in net loss is attributable to a decrease in property management fees, general and administrative expenses, interest and depreciation, partially offset by an increase in loss on liquidation due to the transfer of Boulevard Commons II.

Property Discussions

Many of the 53 Local Limited Partnerships in which the Partnership has invested have stable operations and are operating satisfactorily. Several properties are experiencing operating difficulties and are generating cash flow deficits due to a variety of reasons. In most cases, the Local General Partners of these properties are funding the deficits through project expense loans and subordinated loans or payments from escrows. In instances where the Local General Partners' obligations to fund deficits have expired or otherwise, the Managing General Partner is working with the Local General Partner to increase operating income, reduce expenses or refinance the debt at lower interest rates.

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

The Managing General Partner is still negotiating with the Local General Partner regarding Boulevard Commons IIA to develop a plan that will ultimately transfer ownership of the property to the Local General Partner and minimize the risk of recapture. However, given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of higher vacancies during the summer of 1998. However occupancy for the last two quarters has increased from 96% in December 31, 1998 to 97% in March 31, 1999. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits due to consistent increases in vacancy. As of March 31, 1999, occupancy was 89%. The Local General Partner, Managing General Partner and Management Agent are working together to review the marketing, security and long-term strategy for this property. In addition, the Local General Partner has approached the lender about the possibility of refinancing the mortgage. The Managing General Partner is closely monitoring this property.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions  (continued)

with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Occupancy for this property as of March 31, 1999 was 96%.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions  (continued)

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes that all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 11, 1999                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                       CREDITS L.P. III

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