Form 10QSB
period 1999-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 1999-11-12
CIK 839345

November 12, 1999



Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-QSB for Quarter Ended September 30, 1999 File Number 01-18462




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

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                                  ----------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to



For Quarter Ended     September 30, 1999      Commission file number 01-18462
                     ---------------------


                Boston Financial Qualified Housing Tax Credits L.P.III
              (Exact name of registrant as specified in its charter)

                   Delaware                           04-3032106
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                        02110-1106
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     (617)439-3911
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Combined Financial Statements

         Combined Balance Sheet - September 30, 1999 (Unaudited)                              1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1999 and 1998                                           2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1999                          3

         Combined Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 1999 and 1998                                       4

         Notes to the Combined Financial Statements (Unaudited)                               5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             COMBINED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     596,054

Marketable securities, at fair value                                                                   422,706
Investments in Local Limited Partnerships, net
   of reserve for valuation of $2,017,192 (Note 1)                                                  13,932,614
Accounts receivable, net                                                                               108,868

Interest receivable                                                                                     13,276
Prepaid expenses                                                                                        29,466
Tenant security deposits                                                                                81,897
Replacement reserves                                                                                   264,161
Operating reserves                                                                                      41,285
Rental property at cost, net of accumulated
   depreciation and reserve for valuation                                                           12,910,834
Deferred acquisition fees escrow                                                                       112,500
Deferred expenses, net of $147,949 accumulated amortization                                            205,843
Other assets                                                                                           264,108
                                                                                                 -------------
     Total Assets                                                                                $  28,983,612
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   2,163,680
Accounts payable and accrued expenses                                                                  600,154
Interest payable                                                                                       330,754
Note payable, affiliate                                                                                514,968
Security deposits payable                                                                               78,179
Deferred acquisition fees payable                                                                      112,500
Advances from affiliate                                                                                200,000
Mortgage notes payable                                                                               7,822,709
                                                                                                 -------------
     Total Liabilities                                                                              11,822,944

Minority interest in Local Limited Partnerships                                                        882,337
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              16,280,001
Net unrealized losses on marketable securities                                                          (1,670)
     Total Partners' Equity                                                                         16,278,331
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  28,983,612
                                                                                                 =============

The accompanying notes are an integral part of these combined financial statements.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                 (Unaudited)
        For the Three and Six Months Ended September 30, 1999 and 1998


                                                        Three Months Ended                  Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      1999              1998              1999             1998
                                                 --------------   ---------------   --------------     ------------
Revenue:
   Rental                                        $     607,009    $      620,267    $   1,220,362      $  1,200,173
   Investment                                           11,307             9,280           23,536            17,886
   Other                                                25,287            35,747           77,044            81,263
                                                 -------------    --------------    -------------      ------------
       Total Revenue                                   643,603           665,294        1,320,942         1,299,322
                                                 -------------    --------------    -------------      ------------

Expenses:
   Asset management fees, related party                 97,540            95,938          189,355           191,876
   General and administrative (includes
     reimbursements to affiliates of $67,024
     and $65,076 in 1999 and 1998, respectively)       (16,084)           83,940           87,358           197,012
   Bad debt                                            178,637           123,785           97,998            96,904
   Provision for valuation of investment in
     Local Limited Partnership                         382,192                 -          382,192                -
   Property management fees                             28,475            29,339           58,158            79,493
   Rental operations, exclusive of depreciation        393,475           352,194          794,656           697,349
   Interest                                            185,936           204,152          392,943           394,574
   Depreciation                                        155,359           155,339          310,698           321,531
   Amortization                                         43,088            44,257           84,264            88,560
                                                 -------------    --------------    -------------      ------------
Total Expenses                                       1,448,618         1,088,944        2,397,622         2,067,299
                                                 -------------    --------------    -------------      ------------

Loss before equity in losses of Local Limited
   Partnerships,  minority interest, and loss
   on liquidation of interest in Local Limited
   Partnership                                        (805,015)         (423,650)      (1,076,680)         (767,977)

Equity in losses of Local Limited Partnerships
   (Note 1)                                           (537,859)         (711,318)      (1,092,500)       (1,559,340)

Minority interest in (income) losses of
   Local Limited Partnerships                            2,233            (4,469)           4,390            (2,347)

Loss on liquidation of interest in Local
   Limited Partnership (Note 2)                              -                 -         (193,883)                -
                                                 -------------    --------------    -------------      ------------

Loss before gain on transfer                        (1,340,641)       (1,139,437)      (2,358,673)       (2,329,664)

Gain on transfer of assets                                   -           640,183                -           640,183
                                                 -------------    --------------    -------------      ------------

Net Loss                                         $  (1,340,641)   $     (499,254)   $  (2,358,673)     $ (1,689,481)
                                                 =============    ==============    =============      ============
Net Loss allocated:
   To General Partners                           $     (13,407)   $       (4,993)   $     (23,587)     $    (16,895)
   To Limited Partners                              (1,327,234)         (494,261)      (2,335,086)       (1,672,586)
                                                 -------------    --------------    -------------      ------------
                                                 $  (1,340,641)   $     (499,254)   $  (2,358,673)     $ (1,689,481)
                                                 =============    ==============    =============      ============
Net Loss before gain on transfer per
   Limited Partnership Unit (100,000 Units)      $      (13.27)   $       (11.28)   $      (23.35)     $     (23.06)
                                                 =============    ==============    =============      ============
Gain on transfer per Limited Partnership
   Unit (100,000 Units)                          $           -    $         6.34    $           -      $       6.34
                                                 =============    ==============    =============      ============
Net Loss per Limited Partnership Unit
   (100,00 Units)                                $      (13.27)   $        (4.94)   $      (23.35)     $     (16.72)
                                                 =============    ==============    =============      ============


The accompanying notes are an integral part of these combined financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999




                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners         Partners      (Losses)         Total

Balance at March 31, 1999             $  (689,458)     $  5,000       $ 19,323,132    $      237   $  18,638,911
                                      -----------      --------       ------------    ----------   -------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                         -             -                  -        (1,907)         (1,907)
   Net Loss                               (23,587)            -         (2,335,086)            -      (2,358,673)
                                      -----------      --------       ------------    ----------   -------------
Comprehensive Loss                        (23,587)            -         (2,335,086)       (1,907)     (2,360,580)
                                      -----------      --------       ------------    ----------   -------------

Balance at September 30, 1999         $  (713,045)     $  5,000       $ 16,988,046    $   (1,670)  $  16,278,331
                                      ===========      ========       ============    ==========   =============

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998



                                                                                  1999                1998
                                                                             -------------       -------------

Net cash used for operating activities                                       $    (160,335)      $    (106,273)

Net cash provided by investing activities                                          325,442             364,413

Net cash provided by (used for) financing activities                                (9,418)             30,121
                                                                             -------------       -------------

Net increase in cash and cash equivalents                                          155,689             288,261

Cash and cash equivalents, beginning                                               440,365             311,867
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     596,054       $     600,128
                                                                             =============       =============

Supplemental Disclosure:
   Cash paid for interest                                                    $     395,077       $     376,784
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1999 and 1998. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partner interests in forty-nine Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments and Harbour View, where the Partnership's ownership interests are 97%, 49% and 48.96%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1999, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,419,634

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $48,463,506)                                                (44,600,670)

Cumulative cash distributions received from Local Limited Partnerships                            (2,850,076)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       11,968,888

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,335,849

   Accumulated amortization of acquisition fees and expenses                                      (1,354,931)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         15,949,806

Reserve for valuation of investments in Local Limited Partnerships                                (2,017,192)
                                                                                               -------------
                                                                                               $  13,932,614

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1999 totaled $2,747,032. For the six months ended September 30, 1999, the Partnership has not recognized $1,660,616 of equity in losses relating to certain Local
Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $193,883 was recognized in the six months ended September 30, 1999 as a result of the redemption of Boulevard Commons II.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations           (A)
Assets
Cash and cash equivalents                      $     297,169    $     147,403     $     151,482    $     596,054
Marketable securities, at fair value                 422,706                -                 -          422,706
Investments in Local Limited
   Partnerships, net                              16,012,790                -        (2,080,176)      13,932,614
Accounts receivable, net                                   -          108,868                 -          108,868
Interest receivable                                   13,276                -                 -           13,276
Notes receivable                                   1,389,038                -        (1,389,038)               -
Prepaid expenses                                           -           29,466                 -           29,466
Tenant security deposits                                   -           81,897                 -           81,897
Replacement reserves                                       -          264,161                 -          264,161
Operating reserves                                         -           41,285                 -           41,285
Rental property at cost, net of
   accumulated depreciation and
   reserve for valuation                                   -       12,143,005           767,829       12,910,834
Deferred acquisition fees escrow                     112,500                -                 -          112,500
Deferred expenses, net                                     -          205,843                 -          205,843
Other assets                                               -          264,108                 -          264,108
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  18,247,479    $  13,286,036     $  (2,549,903)   $  28,983,612
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   2,149,886    $     930,798     $    (917,004)   $   2,163,680
Accounts payable and accrued
   expenses                                          260,280          339,874                 -          600,154
Interest payable                                           -          330,754                 -          330,754
Note payable, affiliate                              514,968                -                 -          514,968
Security deposits payable                                  -           78,179                 -           78,179
Deferred acquisition fees payable                    112,500                -                 -          112,500
Advances from affiliate                                    -          200,000                 -          200,000
Mortgage notes payable                                     -        9,211,747        (1,389,038)       7,822,709
                                               -------------    -------------     -------------    -------------
     Total Liabilities                             3,037,634       11,091,352        (2,306,042)      11,822,944
                                               -------------    -------------     -------------    -------------

Minority interest in Local
   Limited Partnerships                                    -                -           882,337          882,337
                                               -------------    -------------     -------------    -------------

General, Initial and Investor Limited
   Partners' Equity                               15,211,515        2,194,684        (1,126,198)      16,280,001
Net unrealized losses on marketable
   securities                                         (1,670)               -                 -           (1,670)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       15,209,845        2,194,684        (1,126,198)      16,278,331
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity                        $  18,247,479    $  13,286,036     $  (2,549,903)   $  28,983,612
                                               =============    =============     =============    =============


(A) As of September 30, 1999.
(B) As of June 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)


                                                   Statements of Operations
                                         For the Six Months Ended September 30, 1999

                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits         Entities                          Combined
                                                L.P. III(A)            (B)         Eliminations             (A)
Revenue:
   Rental                                       $         -     $   1,220,362     $           -    $ 1,220,362
   Investment                                         20,760            2,776                 -          23,536
   Other                                              49,993           47,220           (20,169)         77,044
                                                ------------    -------------     -------------    ------------
     Total Revenue                                    70,753        1,270,358           (20,169)      1,320,942
                                                ------------    -------------     -------------    ------------

Expenses:
   Asset management fees, related party              189,355                -                 -          189,355
   General and administrative                        170,426                -           (83,068)          87,358
   Bad debt                                        1,112,848                -        (1,014,850)          97,998
   Provision for valuation of investment in
     Local Limited Partnership                       382,192                -                 -          382,192
   Property management fees                                -           58,158                 -           58,158
   Rental operations, exclusive of depreciation            -          765,224            29,432          794,656
   Interest                                            3,000          410,112           (20,169)         392,943

   Depreciation                                            -          310,698                 -          310,698
   Amortization                                       70,691           13,573                 -           84,264
                                                ------------    -------------     -------------    -------------
     Total Expenses                                1,928,512        1,557,765        (1,088,655)       2,397,622
                                                ------------    -------------     -------------    -------------

Loss before equity in losses of Local
   Limited Partnerships, minority
   interest and loss on liquidation of interest
   in Local Limited Partnership                   (1,857,759)        (287,407)        1,068,486       (1,076,680)

Equity in losses of Local Limited
   Partnerships                                   (1,375,517)               -           283,017       (1,092,500)

Minority interest in losses of
   Local Limited Partnerships                              -                -             4,390            4,390

Loss on liquidation of interest in Local
   Limited Partnership                              (193,883)               -                 -         (193,883)
                                                ------------    -------------     -------------    -------------

Net Loss                                        $ (3,427,159)   $    (287,407)    $   1,355,893    $  (2,358,673)
                                                ============    =============     =============    =============

(A) For the six months ended  September  30, 1999.
(B) For the six months ended June 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations            (A)

Net cash used for operating activities         $    (123,001)   $      (90,970)   $      53,636    $    (160,335)

Net cash provided by (used for) investing
   activities                                         81,177           (23,217)         267,482          325,442

Net cash provided by (used for) financing
   activities                                              -           160,218         (169,636)          (9,418)
                                               -------------    --------------    -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                              (41,824)           46,031          151,482          155,689

Cash and cash equivalents, beginning                 338,993           101,372                -          440,365
                                               -------------    --------------    -------------    -------------

Cash and cash equivalents, ending              $     297,169    $      147,403    $     151,482    $     596,054
                                               =============    ==============    =============    =============


(A) For the six months ended  September  30, 1999.
(B) For the six months ended June 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $596,054 as compared to $440,365 at March 31, 1999. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. The increase is partially offset by cash used for operations, purchases of marketable securities and additions to rental property.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended September 30, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,757,000 have been paid from Reserves. This amount includes approximately $1,313,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $1,038,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,169,000 of operating funds to replenish Reserves. At September 30, 1999, approximately $677,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. To date, in addition to the $1,313,000 noted above, the Partnership has also advanced approximately $594,000 to the Texas Partnerships and $1,223,000 to four other Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

For the six months ended September 30, 1999, Partnership operations resulted in a net loss of $2,358,673, as compared to a net loss of $1,689,481 for the same period in 1998. The increase in net loss is primarily attributable to an increase in loss on liquidation due to the transfer of Boulevard Commons II and the reserve for Boulevard Commons IIA. The increase in net loss is also attributable to a gain on transfer of Willowick in the quarter ended September 30, 1998. These changes are partially offset by a decrease in equity in losses of Local Limited Partnership's due to decreases in general and administrative expenses, interest, depreciation, and amortization expenses.

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

Boulevard Commons II and IIA, located in Chicago, Illinois, and both having the same Local General Partner have been experiencing operating deficits. Expenses have increased due to increasing maintenance, capital needs, security issues and high turnover at the property. At Boulevard Commons IIA, the Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective January 1, 1999, the Partnership redeemed its interest in Boulevard Commons II to the Local Limited Partnership. The redemption of the Partnership's interest avoids a possible recapture event. However, the redemption may cause investors to have minimal taxable gain or loss for the 1999 tax year, depending upon the tax basis of the property.

As previously reported, the Managing General Partner has been in negotiations with the Local General Partner regarding Boulevard Commons IIA to develop a plan that will ultimately transfer ownership of the property to the Local General Partner and minimize the risk of recapture. Effective January 2, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of higher vacancies during the summer of 1998. However occupancy for the last two quarters has been in the mid 90% range. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits due to consistent increases in vacancy. As of June 30, 1999, occupancy was 96%. The Local General Partner, Managing General Partner and management agent have been working together to review the marketing, security and long-term strategy for this property. In addition, the Local General Partner is in negotiations with the lender about the possibility of refinancing the mortgage. Effective September 1999, the City of Burlington acquired through eminent domain, one of the buildings comprising Columbia Townhomes. The City acquired the building for the purpose of allowing

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

access to a contemplated Walgreens development. For tax purposes, the taking of one building by eminent domain will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, there will be tax credit recapture of approximately $1.40 per unit for the 1999 tax year. The Managing General Partner continues to work with the Local General Partner in monitoring this property and the outcome of the refinancing.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 1999. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Occupancy for this property as of June 30, 1999 was 93%.

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

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Shoreline was approved for the 1998 New Approach Anti-Drug Grant. The Grant was issued in February 1999 and will be used to support drug prevention, educational programs and increased security on the property. The Management Agent has applied for consideration for a Project Improvement Program
(PIP) and applied for a Safe Neighborhood Grant for both Waterfront and Shoreline. At this point, deficits continue to be funded by the Management Agent. The viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these concerns.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Willow Lake, located in Kansas, is experiencing operating difficulties due to soft rental market conditions. As previously reported, the Managing General Partner negotiated a nine year extension to the original workout agreement. The nine-year extension will expire on May 31, 2001. In addition, the Managing General Partner is working with the Local General Partner to negotiate permanent debt service relief, increase rents and monitor property expenses.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 12, 1999                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                         CREDITS L.P. III

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