Form 10QSB
period 1999-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2000-02-11
CIK 839345

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P.  III
        Report on Form 10-QSB for Quarter Ended December 31, 1999
        File No. 01-18462




Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller





QH3-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December   31, 1999
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Combined Financial Statements

         Combined Balance Sheet - December 31, 1999 (Unaudited)                               1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1999 and 1998                                            2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1999                          3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1999 and 1998                                       4

         Notes to the Combined Financial Statements (Unaudited)                               5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                             COMBINED BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                     $        423,541
Marketable securities, at fair value                                                                   501,891
Investments in Local Limited Partnerships, net of reserve
   for valuation of $2,017,192 (Note 1)                                                             13,253,492
Accounts receivable, net                                                                               111,773
Interest receivable                                                                                      7,765
Prepaid expenses                                                                                        25,439
Tenant security deposits                                                                                83,216
Replacement reserves                                                                                   214,366
Operating reserves                                                                                      41,285
Rental property at cost, net of accumulated
   depreciation and reserve for valuation                                                           12,789,457
Deferred expenses, net of accumulated amortization of $154,736                                         199,056
Other assets                                                                                           239,257
                                                                                              ----------------
     Total Assets                                                                             $     27,890,538
                                                                                              ================

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                $      2,259,660
Accounts payable and accrued expenses                                                                  373,545
Interest payable                                                                                       336,925
Note payable, affiliate                                                                                514,968
Security deposits payable                                                                               81,784
Advances from affiliate                                                                                200,000
Mortgage notes payable                                                                               7,951,381
                                                                                              ----------------
     Total Liabilities                                                                              11,718,263

Minority interest in Local Limited Partnerships                                                        879,756
                                                                                              ----------------

General, Initial and Investor Limited Partners' Equity                                              15,294,778
Net unrealized gains on marketable securities                                                           (2,259)
     Total Partners' Equity                                                                         15,292,519
                                                                                              ----------------
     Total Liabilities and Partners' Equity                                                   $     27,890,538
                                                                                              ================

The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                        Three Months Ended                  Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      1999              1998              1999             1998
                                                 --------------   ---------------   --------------     -----------

Revenue:
   Rental                                         $    611,414     $     594,032     $  1,831,776      $  1,794,205
   Investment                                           13,133            12,008           36,669            29,894
   Other                                               137,452           410,139          214,496           491,402
                                                  ------------     -------------     ------------      ------------
     Total Revenue                                     761,999         1,016,179        2,082,941         2,315,501
                                                  ------------     -------------     ------------      ------------

Expenses:
   Asset management fees, related party                 95,409            95,938          284,764           287,814
   General and administrative (includes
     reimbursements to affiliates of $104,186
     and $100,157 in 1999 and 1998, respectively)      116,196            96,085          203,554           293,097
   Bad debt                                              5,000             5,165          102,998           102,069
   Provision for valuation of investment in Local
     Limited Partnership                                     -                 -          382,192                 -
   Property management fees                             28,561            29,115           86,719           108,608
   Rental operations, exclusive of depreciation        400,545           378,702        1,195,201         1,076,051
   Interest                                            185,966           180,149          578,909           574,723
   Depreciation                                        156,743           155,296          467,441           476,827
   Amortization                                         27,669            44,569          111,933           133,129
                                                  ------------     -------------     ------------      ------------
     Total Expenses                                  1,016,089           985,019        3,413,711         3,052,318
                                                  ------------     -------------     ------------      ------------

Income (loss) before equity in losses of Local
   Limited  Partnerships,  minority interest and
   loss on liquidation of interest in Local
   Limited Partnership                                (254,090)           31,160       (1,330,770)         (736,817)

Equity in losses of Local Limited Partnerships
   (Note 1)                                           (733,714)         (570,195)      (1,826,214)       (2,129,535)

Minority interest in losses of Local Limited
   Partnerships                                          2,581             2,415            6,971                68

Loss on liquidation of interest in Local Limited
   Partnerships (Note 2)                                     -                 -         (193,883)                -
                                                  ------------     -------------     ------------      ------------

Loss before gain on transfer                          (985,223)         (536,620)      (3,343,896)       (2,866,284)

Gain on transfer of assets                                   -                 -                -           640,183
                                                  ------------     -------------     ------------      ------------


Net Loss                                          $   (985,223)    $    (536,620)    $ (3,343,896)     $ (2,226,101)
                                                  ============     =============     ============      ============

Net Loss allocated:
   To General Partners                            $     (9,852)    $      (5,366)    $    (33,439)     $    (22,261)
   To Limited Partners                                (975,371)         (531,254)      (3,310,457)       (2,203,840)
                                                  ------------     -------------     ------------      ------------
                                                  $   (985,223)    $    (536,620)    $ (3,343,896)     $ (2,226,101)
                                                  ============     =============     ============      ============

Net Loss before gain on transfer per
   Limited Partnership Unit (100,000 Units)       $      (9.75)    $       (5.31)    $     (33.10)     $    (28.38)
                                                  ============     =============     ============      ===========

Gain on transfer per Limited Partnership
   Unit (100,000 Units)                           $          -     $           -     $          -      $       6.34
                                                  ============     =============     ============      ============

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $     (9.75)     $       (5.31)    $     (33.10)     $    (22.04)

                                                  ============      =============     ============      ===========

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)


                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners          Partners      (Losses)         Total

Balance at March 31, 1999             $  (689,458)    $   5,000       $ 19,323,132   $       237   $  18,638,911
                                      -----------     ---------       ------------   -----------   -------------

Comprehensive Loss:
   Net change in net unrealized
      gains on marketable securities
      available for sale                        -             -                  -        (2,496)         (2,496)
   Net Loss                               (33,439)            -         (3,310,457)            -      (3,343,896)
                                      -----------     ---------       ------------   -----------   -------------
Comprehensive Loss                        (33,439)            -         (3,310,457)       (2,496)     (3,346,392)
                                      -----------     ---------       ------------   -----------   -------------

Balance at December 31, 1999          $  (722,897)    $   5,000       $ 16,012,675   $    (2,259)  $  15,292,519
                                      ===========     =========       ============   ===========   =============


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                                  1999                1998
                                                                             ---------------     --------------

Net cash provided by (used for) operating activities                         $      (413,847)    $      230,130

Net cash provided by investing activities                                            321,462            178,096

Net cash provided by financing activities                                             75,561             12,937
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                 (16,824)           421,163

Cash and cash equivalents, beginning                                                 440,365            311,867
                                                                             ---------------     --------------

Cash and cash equivalents, ending                                            $       423,541     $      733,030
                                                                             ===============     ==============

Supplemental Disclosure:
    Cash paid for interest                                                   $       594,467     $      594,508
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1999 and 1998. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1999, excluding the Combined Entities:

Capital contributions to Local Limited Partnerships and purchase
    price paid to withdrawing partners of Local Limited Partnerships                           $  59,419,634

Cumulative equity in losses of Local Limited Partnerships (net of
   cumulative unrecognized losses of $50,213,158)                                                (45,236,239)

Cumulative cash distributions received from Local Limited Partnerships                            (2,880,076)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       11,303,319

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,335,849

   Accumulated amortization of acquisition fees and expenses                                      (1,368,484)
                                                                                               -------------

Investments in Local Limited Partnerships                                                         15,270,684

Reserve for valuation of investments in Local Limited Partnerships                                (2,017,192)
                                                                                               -------------
                                                                                               $  13,253,492


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1999 totaled $5,132,253. For the nine months ended December 31, 1999, the Partnership has not recognized $3,410,268 of equity in losses relating to certain Local
Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $193,883 was recognized in the nine months ended December 31, 1999 as a result of the redemption of Boulevard Commons II.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. III (A)           (B)        Eliminations           (A)
Assets
Cash and cash equivalents                      $     122,742    $     167,799     $     133,000    $     423,541
Marketable securities, at fair value                 501,891                -                 -          501,891
Investments in Local Limited
   Partnerships, net                              15,168,793                -        (1,915,301)      13,253,492
Accounts receivable, net                                   -          111,773                 -          111,773
Interest receivable                                    7,765                -                 -            7,765
Notes receivable                                   1,345,345                -        (1,345,345)               -
Prepaid expenses                                           -           25,439                 -           25,439
Tenant security deposits                                   -           83,216                 -           83,216
Replacement reserves                                       -          214,366                 -          214,366
Operating reserves                                         -           41,285                 -           41,285
Rental property at cost, net of
   accumulated depreciation and reserve
   for valuation                                           -       12,028,957           760,500       12,789,457
Deferred expenses, net                                     -          199,056                 -          199,056
Other assets                                               -          239,257                 -          239,257
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  17,146,536    $  13,111,148     $  (2,367,146)   $  27,890,538
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Accounts payable to affiliates                 $   2,251,824    $   1,076,322     $  (1,068,486)   $   2,259,660
Accounts payable and accrued
   expenses                                          288,711           84,834                 -          373,545

Interest payable                                           -          336,925                 -          336,925

Note payable, affiliate                              514,968                -                 -          514,968
Security deposits payable                                  -           81,784                 -           81,784

Advance from affiliate                                     -          200,000                 -          200,000

Mortgage notes payable                                     -        9,296,726        (1,345,345)       7,951,381
                                               -------------    -------------     -------------    -------------
     Total Liabilities                             3,055,503       11,076,591        (2,413,831)      11,718,263
                                               -------------    -------------     -------------    -------------

Minority interest in Local
   Limited Partnerships                                    -                -           879,756          879,756
                                               -------------    -------------     -------------    -------------

General, Initial and Investor Limited
   Partners' Equity                               14,093,292        2,034,557          (833,071)      15,294,778
Net unrealized losses on marketable
   securities                                         (2,259)               -                 -           (2,259)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       14,091,033        2,034,557          (833,071)      15,292,519
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity                        $  17,146,536    $  13,111,148     $  (2,367,146)   $  27,890,538
                                               =============    =============     =============    =============

(A) As of December 31, 1999.
(B) As of September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities
                                                L.P. III(A)            (B)         Eliminations           Combined
Revenue:
   Rental                                      $          -     $   1,831,776     $           -    $   1,831,776

   Investment                                         29,380            7,289                 -           36,669
   Other                                             186,397           67,863           (39,764)         214,496
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   215,777        1,906,928           (39,764)       2,082,941
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              284,764                -                 -          284,764
   General and administrative                        286,622                -           (83,068)         203,554
Bad debt                                           1,250,848                -        (1,147,850)         102,998
Provision for valuation of investment in
     Local Limited Partnership                       382,192                -                 -          382,192
   Property management fees                                -           86,719                 -           86,719
   Rental operations, exclusive of depreciation                 -                 1,165,769        29,432
1,195,201
   Interest                                            4,500          614,173           (39,764)         578,909
Depreciation                                               -          467,441                 -          467,441
Amortization                                          91,573           20,360                 -          111,933
                                               -------------    -------------     -------------    -------------
     Total Expenses                                2,300,499        2,354,462        (1,241,250)       3,413,711
                                               -------------    -------------     -------------    -------------

Loss before equity in losses of Local
   Limited Partnerships, minority
   interest and loss on liquidation of interest
   in Local Limited Partnership                   (2,084,722)        (447,534)        1,201,486       (1,330,770)

Equity in losses of Local Limited
   Partnerships                                   (2,266,777)               -           440,563       (1,826,214)

Minority interest in losses of
   Local Limited Partnerships                              -                -             6,971            6,971

Loss on liquidation of interest in Local
   Limited Partnership                              (193,883)               -                 -         (193,883)
                                               -------------    -------------     -------------    -------------

Net loss                                       $  (4,545,382)   $    (447,534)    $   1,649,020    $  (3,343,896)
                                               =============    =============     =============    =============

(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities
                                                L.P. III (A)           (B)        Eliminations        Combined

Net cash used for operating activities         $    (153,348)   $     (314,135)   $      53,636    $    (413,847)

Net cash provided by (used for)
   investing activities                              (62,903)          (16,117)         400,482          321,462

Net cash provided by financing activities                  -           396,679         (321,118)          75,561
                                               -------------    --------------    -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                             (216,251)           66,427          133,000          (16,824)

Cash and cash equivalents, beginning                 338,993           101,372                -          440,365
                                               -------------    --------------    -------------    -------------

Cash and cash equivalents, ending              $     122,742    $      167,799    $     133,000    $     423,541
                                               =============    ==============    =============    =============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $423,541 as compared to $440,365 at March 31, 1999. The increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. The increase is partially offset by cash used for operations, purchases of marketable securities and additions to rental property.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended December 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,795,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $974,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,163,000 of operating funds to replenish Reserves. At December 31, 1999, approximately $559,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,955,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the nine months ended December 31, 1999, Partnership operations resulted in a net loss of $3,343,896, as compared to a net loss of $2,226,101 for the same period in 1998. The increase in net loss is primarily attributable to an increase in loss on liquidation due to the transfer of Boulevard Commons II and the reserve for Boulevard Commons IIA. The increase in net loss is also attributable to a gain on transfer of Willowick in the quarter ended September 30, 1998. These changes are partially offset by a decrease in equity in losses of Local Limited Partnership's due to decreases in general and administrative expenses, depreciation, management fees and amortization expenses.

Property Discussions

Boulevard Commons II and IIA, located in Chicago, Illinois, and both having the same Local General Partner have been experiencing operating deficits. Expenses have increased due to increasing maintenance, capital needs, security issues and high turnover at the property. The Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective January 1, 1999, the Partnership redeemed its interest in Boulevard Commons II. The redemption of the Partnership's interest avoided a possible recapture event. However, the redemption will cause investors to have minimal taxable gain or loss for the 1999 tax year, depending upon the tax basis of the property.

As we previously reported, the Managing General Partner has been in negotiations with the Local General Partner of Boulevard Commons IIA to develop a plan that will ultimately transfer ownership of the property to the Local General Partner and minimize the risk of recapture. Effective January 2, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of higher vacancies during the summer of 1998. However occupancy for the last two quarters has increased to the mid 90% range. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy. In addition, the Managing General Partner is working closely with the Local General Partner to develop a plan that will ultimately transfer ownership of the property. The plan includes provisions to minimize the risk of recapture.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits due to increases in vacancy. As of December 31, 1999, occupancy was 100%. The Local General Partner, the Managing General Partner and the Management Agent have been working together to review the marketing, security and long-term strategy for this property. In addition, the Local General Partner is in negotiations with the lender about the possibility of refinancing the mortgage. Effective September 1999, the City of Burlington acquired through eminent domain, one of the buildings comprising Columbia Townhomes. The city acquired the building for the purpose of allowing access to a contemplated Walgreens development. For tax purposes, the taking of one building by eminent domain will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, there will be tax credit recapture of approximately $1.40 per unit for the 1999 tax year. The Managing General Partner continues to work with the Local General Partner in monitoring this property and the outcome of the refinancing.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Occupancy for this property as of June 30, 1999 was 93%.

As previously reported, a refinancing application was submitted for Kyle Hotel, located in Temple, Texas, in December 1997. The potential lender needs to approve several issues before the application will be approved. The Managing General Partner is still monitoring the progress of the application approval process.

Pleasant Plaza, located in Malden, Massachusetts, as well as South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, it is likely that both properties will default on their mortgage obligations in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 11, 2000          BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                     CREDITS L.P. III

                                     By:  Arch Street III, Inc.,
                                     its Managing General Partner




                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer