Form 10KSB
period 2000-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2000-06-29
CIK 839345

June  29  , 2000


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-KSB Annual Report for Year Ended March 31, 2000
        File Number 01-18462


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller

QH310K-K

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                                    FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  fiscal  year  ended        March 31,   2000
                             ---------------------------------


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

                                                     Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                            $99,610,000 as of March 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                              Part of Report on
                                                              Form 10-KSB into
                                                              Which the Document
Documents incorporated by reference                           is Incorporated

Post-effective Amendment No. 1 to the Form S-11
  Registration Statement, File # 33-24175                      Part I, Item 1

Supplement No. 4 to the Prospectus, dated May 9, 1989          Part I, Item 1

Report on Form 8-K dated November 21, 1989                     Part I, Item 1

Acquisition Reports                                            Part I, Item 1

Prospectus - Sections Entitled:

  "Investment Objectives and Policies -
   Principal Investment Policies"                              Part I, Item 1

  "Estimated Use of Proceeds"                                  Part III, Item 12

  "Management Compensation and Fees"                           Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                             Part III, Item 12

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                   (a Limited Partnership)

                                ANNUAL REPORT ON FORM 10-KSB
                             FOR THE YEAR ENDED MARCH 31, 2000


                                         TABLE OF CONTENTS


PART I                                                                 Page No.

   Item 1    Business                                                  K-3
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-19
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-19

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-19
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-20
   Item 7     Financial Statements and Supplementary Data              K-24
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-24

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-24
   Item 10    Management Remuneration                                  K-25
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-26
   Item 12    Certain Relationships and Related
              Transactions                                             K-26


PART IV

  Item 13     Exhibits and Reports on Form 8-K                         K-29

SIGNATURES                                                             K-30

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

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

Table A on the following pages lists the Properties originally acquired by Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in one post-effective amendment to the Registration Statement, in another supplement to the Prospectus and in a report on Form 8-K listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.


                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                    (Unaudited)

Properties Owned by                                                                                         Date
Local Limited                                                                                              Interest
Partnerships                                                 Location                                      Acquired

West Dade                                                 Miami, FL                                        12/31/88
West Dade II                                              Miami, FL                                        12/31/88
Regency Square ***                                        Dayton, OH                                       03/13/89
Westwood Manor                                            Flint, MI                                        02/21/89
Rolling Hills ***                                         Dayton, OH                                       03/13/89
Boulevard Commons II ****                                 Chicago, IL                                      04/04/89
Boulevard Commons IIA                                     Chicago, IL                                      04/04/89
Fox Run Housing                                           Victoria, TX                                     04/07/89
Waterfront                                                Buffalo, NY                                      04/28/89
Shoreline                                                 Buffalo, NY                                      04/28/89
Colony Apartments*                                        Columbia, SC                                     05/19/89
Admiral Court                                             Philadelphia, PA                                 06/07/89
Crestwood**                                               Bridgeport, TX                                   06/05/89
Elmwood                                                   Aurora, CO                                       05/16/89
El Jardin                                                 Davie, FL                                        06/14/89
Ashley Place                                              Orlando, FL                                      06/23/89
Willowick**                                               Gainesville, TX                                  06/30/89
Kirkendall Heights                                        Ellsworth, KS                                    07/19/89
Bentley Hill                                              Syracuse, KS                                     06/30/89
Columbia Townhouses                                       Burlington, IA                                   07/28/89
Quartermill                                               Richmond, VA                                     08/02/89
Ponca Manor                                               Satanta, KS                                      07/28/89
Pearl Place                                               Rossville, KS                                    07/28/89
Crown Point**                                             Venus, TX                                        08/22/89
Godley Arms**                                             Godley, TX                                       08/25/89
Pilot Point**                                             Pilot Point, TX                                  08/22/89
Sherwood Arms**                                           Keene, TX                                        08/22/89
South Holyoke                                             Holyoke, MA                                      08/29/89
Walker Woods                                              Dover, DE                                        08/30/89
Lakeway Colony**                                          Lake Dallas, TX                                  08/30/89
One Main Place**                                          Little Elm, TX                                   08/22/89
Eaglewood                                                 Covington, TN                                    09/06/89
Harbour View*                                             Staten Island, NY                                09/29/89
Georgetown II                                             Georgetown, DE                                   09/28/89
Granite*                                                  Boston, MA                                       09/29/89
Garden Plain                                              Garden Plain, KS                                 08/09/89
Fulton                                                    Fulton, KY                                       10/05/89
Lone Oak**                                                Graham, TX                                       10/06/89
Hallet West**                                             Hallettsville, TX                                11/20/89




Properties Owned by                                                                                         Date
  Local Limited                                                                                            Interest
  Partnerships                                       Location                                              Acquired

Glenbrook**                                       St. Jo, TX                                               10/06/89
Eagles Nest**                                     Decatur, TN                                              10/06/89
Billings Family                                   Billings, MO                                             08/09/89
Brownsville                                       Brownsville, TN                                          08/09/89
Sunnyhill Villa                                   Wayne, NE                                                08/09/89
Longview                                          Humboldt, KS                                             10/13/89
Horseshoe Bend                                    Horseshoe Bend, AR                                       08/09/89
Briarwood II                                      Lake Havasua, AZ                                         10/04/89
Quail Run**                                       Iowa Park, TX                                            10/06/89
Smithville                                        Smithville, MO                                           08/09/89
Aurora East                                       Denver, CO                                               11/06/89
Elver Park II                                     Madison, WI                                              11/09/89
Elver Park III                                    Madison, WI                                              11/09/89
Tucson Trails I                                   Madison, WI                                              11/22/89
Tucson Trails II                                  Madison, WI                                              11/23/89
Pleasant Plaza                                    Malden, MA                                               12/01/89
241 Pine Street****                               Manchester, NH                                           12/04/89
Heather Oaks                                      Oak Grove, MO                                            11/24/89
Riverfront                                        Sunbury, PA                                              12/26/89
Susquehanna View                                  Camp Hill, PA                                            12/26/89
Breckenridge*                                     Duluth, GA                                               12/19/89
Wood Creek                                        Calcium, NY                                              12/15/89
Willow Lake*                                      Kansas City, MO                                          12/20/89
Ashton Heights                                    Bolivar, MO                                              12/15/89
Fouche Valley                                     Perryville, AR                                           05/01/90
Altheimer                                         Altheimer, AR                                            04/18/90
Kyle Hotel                                        Temple, TX                                               06/12/90
Diversey Square                                   Chicago, IL                                              12/01/90
Poplar Village                                    Cumberland, KY                                           12/30/90
Lexington                                         Lexington, TN                                            12/29/90

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

** The Managing General Partner transferred all of the assets of the following Local Limited Partnerships, subject to their liabilities, to unaffiliated entities. The transfer of Crown Point, Godley Arms, Glenbrook Apartments, Quail Run Apartments, Sherwood Arms Housing, Lone Oak Apartments, Hallet West Apartments, Crestwood Place, Eagle Nest Apartments, One Main Place, Pilot Point Apartments, Lakeway Colony and Willowick were effective February 21, 1996, February 21, 1996, June 7, 1996, July 3, 1996, November 26, 1996, August 6, 1997, September 23, 1997,
      October 28, 1997,  October 28, 1997,  October 28, 1997,  October 28, 1997,
      October 30, 1997 and August 4, 1998, respectively.

*** The titles of Rolling Hills and Regency Square were transferred to the lender. The transfers were effective May 2, 1997.

**** The interests in 241 Pine Street and Boulevard Commons II were transferred to an unaffiliated entity. The transfers were effective January 1, 2000 and January 1, 1999, respectively.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of The Temple Kyle, Breckenridge and Willow Lake, each Local Limited Partnership has its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Ellsworth, Syracuse, Satanta, Rossville, Longview, Smithville, Brownsville, Briarwood, Billings, Garden Plain, Wayne, Horseshoe Bend, Bolivar, Oak Grove, Westgate and Altheimer, representing 2.46%, have The Lockwood Group as Local General Partner; (ii) Elver Park II, Elver Park III, Tucson Trails I and Tucson Trails II, representing 6.58%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments and Susquehanna View, representing 6.27%, have NCHP as Local General Partner; (iv) West Dade and West Dade II, representing 6.83%, have Romat, Inc. and Arbor, Inc., respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (v) Elmwood and Fox Run, representing 4.06%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vi) Eaglewood, Lexington and Fulton, representing 0.79%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (vii) Waterfront and Shoreline, representing 7.01%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future properties in the same areas. The continued success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street III, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street III Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in fifty-two local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Willow Lake, Breckenridge, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 98%, 97%, 49% and 48.96%, respectively.

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



                                                           Capital Contributions
Local Limited Partnership                               Total               Total         Mtge. Loans payable
Property Name                          Number of   Committed at March  Paid through March     payable at     Type of   Occupancy at
Property Location                      Apt. Units      31, 2000             31, 2000      December 31, 1999  Subsidy* March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                  122      $1,513,936           $1,513,936        $4,154,658        Section 8       100%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                  209       3,039,442            3,039,442         8,220,237        Section 8       100%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                  144       1,165,925            1,165,925         3,156,226        Section 8        94%

Rolling Hills Associates L.P. (B)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (B)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                142       1,079,318            1,079,318        7,429,995          None            79%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                                472       3,597,307            3,597,307       26,550,861          None            70%







                              Capital Contributions
Local Limited Partnership                              Total                Total           Mtge. Loans
Property Name                          Number of  Committed at March   Paid through March   payable at      Type of   Occupancy at
Property Location                     Apt. Units      31, 2000             31, 2000      December 31, 1999  Subsidy*  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Fox Run Housing
Fox Run
Victoria, TX                               150       1,605,775            1,605,775        4,179,638      Section 8           93%

Boulevard Commons Limited
    Partnership II (C)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                               300       1,762,500            1,762,500        8,497,396      Section 8           96%

Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                                 42       1,179,812            1,179,812        1,486,625      Section 8           41%

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                 96       2,002,560            2,002,560        2,889,604          None            96%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                            46       1,900,000            1,900,000        2,686,503        Section 8         96%






                              Capital Contributions
Local Limited Partnership                                Total             Total             Mtge. Loans
Property Name                        Number of     Committed at March  Paid through March     payable at      Type    Occupancy at
Property Location                   Apt. Units         31, 2000           31, 2000        December 31, 1999    of     March 31, 2000
                                                                                                             Subsidy*
------------------------------------------------------------------------------------------------------------------------------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                                8           52,150               52,150          239,872          FmHA             100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                 236        2,022,100            2,022,100        6,767,068          Section 8        99%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                 95        1,102,025            1,102,025        3,206,293          Section 8        96%

Bridgeport Housing Associates, LTD (A)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (A)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                              12           69,658               69,658          326,881          FmHA             91%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                 8           49,915               49,915          222,874          FmHA             100%






                                                           Capital Contributions
Local Limited Partnership                               Total               Total            Mtge. Loans
Property Name                        Number of   Committed at March   Paid through March     payable at        Type    Occupancy at
Property Location                   Apt. Units        31, 2000             31, 2000      December 31, 1999      of    March 31, 2000
                                                                                                             Subsidy*
-----------------------------------------------------------------------------------------------------------------------------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                              10           58,855               58,855           278,006          FmHA            90%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                             56          837,450              837,450           702,952          Section 8       90%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                              266        7,705,500            7,705,500         7,076,993          None            97%

One Main Place Housing
    Associates, LTD (A)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (A)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (A)
Sherwood Arms
Keene, TX







                                                           Capital Contributions
Local Limited Partnership                               Total               Total           Mtge. Loans
Property Name                         Number of   Committed at March   Paid through March   payable at      Type of   Occupancy at
Property Location                     Apt. Units       31, 2000             31, 2000     December 31, 1999  Subsidy*  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Crown Point Housing
    Associates, LTD (A)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (A)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                               48         1,119,330            1,119,330         2,596,058          None            98%

Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                         122        1,350,000            1,350,000        10,777,440          None            97%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                  51        1,452,380            1,452,380         2,628,061          None            94%

Boston Financial Texas Properties
    Limited Partnership III (A)
Lakeway Colony
Lake Dallas, TX







                                                           Capital Contributions
Local Limited Partnership                                 Total              Total          Mtge. Loans
Property Name                           Number of  Committed at March  Paid through March   payable at       Type of   Occupancy at
Property Location                       Apt. Units      31, 2000            31, 2000      December 31, 1999  Subsidy* March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                              40          255,000              255,000       1,111,271          FmHA               100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                             50        1,200,000            1,200,000       1,711,401          None               98%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                                217        5,774,113            5,774,113       9,602,081        Section 8            97%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                           12           70,030               70,030         302,192          FmHA               91%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton
Fulton, KY                                 24          180,000              180,000         796,088          FmHA               100%

Lone Oak Housing Associates, LTD (A)
Lone Oak
Graham, TX






                                                         Capital Contributions
Local Limited Partnership                              Total               Total          Mtge. Loans
Property Name                        Number of   Committed at March  Paid through March    payable at       Type of   Occupancy at
Property Location                   Apt. Units       31, 2000            31, 2000       December 31, 1999  Subsidy*   March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

West Hallettsville Housing
    Associates, LTD(A)
Hallet-West
Hallettsville, TX

Glenbrook Housing Associates, LTD (A)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD(A)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                               12           58,855               58,855        281,728          FmHA                100%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                            28          161,665              161,665        782,007          FmHA                97%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                                  15           81,205               81,205        426,664          FmHA                93%

Longview Apartments, L.P.
Longview
Humbolt, KS                                14           91,635               91,635        397,069          FmHA                71%





                                                           Capital Contributions
Local Limited Partnership                                 Total              Total          Mtge. Loans
Property Name                           Number of   Committed at March  Paid through March   payable at     Type of   Occupancy at
Property Location                       Apt. Units       31, 2000           31, 2000      December 31, 1999 Subsidy*  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                         24          143,785              143,785        645,881          FmHA                88%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                           32          219,030              219,030      1,105,844          FmHA                100%

North Quail Run Housing
    Associates, LTD (A)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                             24          108,025              108,025        541,449          FmHA                92%

Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                                125          765,000              765,000      4,071,411        Section 8             98%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                                56        1,246,385            1,246,385      1,668,019          None                100%






                                                       Capital Contributions
Local Limited Partnership                               Total              Total         Mtge. Loans
Property Name                       Number of    Committed at March  Paid through March  payable at       Type of      Occupancy at
Property Location                   Apt. Units        31, 2000           31, 2000      December 31, 1999  Subsidy*    March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                                48        1,047,470            1,047,470      1,420,773          None                100%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                                48        1,047,470            1,047,470      1,391,193          None                98%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                                48        1,047,470            1,047,470      1,397,756          None                98%

Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                                125        3,340,138            3,340,138     17,466,812          Section 8           99%

241 Pine Street Associates, L.P. (C)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                              24          118,828              118,828        560,746          FmHA                88%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                               104        1,850,000            1,850,000      3,096,957          None                75%







                                                        Capital Contributions
Local Limited Partnership                               Total               Total         Mtge. Loans
Property Name                        Number of    Committed at March  Paid through March  payable at        Type of    Occupancy at
Property Location                    Apt. Units       31, 2000            31, 2000      December 31, 1999   Subsidy*  March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Breckenridge Creste Apartments, L.P.
Breckenridge
Duluth, GA                                164        3,520,000            3,520,000      4,649,015          None                90%

Willow Lake Partners II, L.P.
    A Limited Partnership
Willow Lake
Kansas City, MO                           132        2,130,700            2,130,700      2,673,765          None                95%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                                20           95,360               95,360        465,517          FmHA                100%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic                            24           95,000               95,000        813,500          FmHA                100%
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                               200        1,984,908            1,984,908      7,029,400          Section 8           98%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                             201        2,194,314            2,194,314      8,853,242          Section 8           100%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                             20          131,865              131,865        637,512          FmHA                 80%





                                                        Capital Contributions
Local Limited Partnership                               Total              Total           Mtge. Loans
Property Name                       Number of    Committed at March   Paid through March   payable at      Type of    Occupancy at
Property Location                   Apt. Units       31, 2000            31, 2000       December 31, 1999  Subsidy*   March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                              20          130,375              130,375         595,770          FmHA               100%

The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                                 64        1,624,100            1,624,100               0        Section 8            99%

Diversey Square Associates II
Diversey Square II
Chicago, IL                                48        1,031,825            1,031,825        2,558,542       Section 8            100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                             36          283,945              283,945        1,197,577          None              100%
                                       ------    -------------         ------------  ---------------
                                        4,634    $  66,694,434         $ 66,694,434  $   182,325,423
                                       ======    =============         ============  ===============

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

 (A) During 1996, 1997 and 1998, the Managing General Partner transferred all of the assets of these Local Limited Partnerships subject to their liabilities. These Local Limited Partnerships had total capital contributions and mortgage payable amounts of $1,580,498 and $6,516,496, respectively, as of the transfer dates.

 (B) Effective May 2, 1997, the titles of Rolling Hills and Regency Square were transferred to the lender. These Local Limited Partnerships had capital contributions and mortgage payable amounts of $5,655,000 and $6,409,457, respectively as of the transfer date.

(C) Effective January 1, 2000 and January 1, 1999, the Managing General Partner transferred the interest in 241 Pine Street and Boulevard Commons II, respectively to an unaffiliated entity. This Partnership had total capital contributions and mortgage payable amounts of $1,891,473 and $1,061,156, respectively as of the transfer dates.

One Local Limited Partnership, Quarter Mill Associates L.P., invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit apartment complex located in Richmond, Virginia.

Quarter Mill is financed by a combination of private and public sources. The first mortgage is at 8.75% interest, has a 40-year term and is insured by HUD. The apartment project is pledged as collateral for the note. In addition to the first mortgage, there is a subordinated nonrecourse note that is payable each year only to the extent of 30% of the property's net cash flow, as defined by the note agreement.

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this report.

Item 3.  Legal Proceedings

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

Except as noted above, the Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of June 15, 2000, there were 5,876 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2000 and 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $166,200 for the year ended March 31, 2000. This decrease is attributable to purchases of marketable securities, advances to affiliates, investment in a Local Limited Partnership and cash used for operations. These decreases are partially offset by proceeds from sales of marketable securities, cash distributions received from Local Limited Partnerships and repayment of notes receivable from affiliate.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,800,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $950,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,120,000 of operating funds to replenish Reserves. At March 31, 2000, approximately $480,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $2,010,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.



Cash Distributions

No cash distributions were made in the years ended March 31, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

For the year ended March 31, 2000, Partnership operations resulted in a net loss of $6,671,150 as compared to a net loss of $5,441,237 for the same period in 1999. The increase in net loss is primarily attributable to an increase in provision for valuation of investment in Local Limited Partnership related to the reserve of Boulevard Commons IIA, an increase in provision for valuation of investments in Local Limited Partnerships caused by the write-off of uncollectable advances made to Local Limited Partnerships, a decrease in other revenue, an increase in loss on liquidation of interests in Local Limited Partnerships due to the transfer of 241 Pine Street and Boulevard Commons II and a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceed its total investment in those partnerships.

Low-Income Housing Tax Credits

The 1999 and 1998 Tax Credits per Unit for individuals were $92.39 and $125.55, respectively. The 1999 and 1998 Tax Credits per Unit for corporations were $97.35 and $131.03, respectively. The credits, which have stabilized, are expected to remain stable for the next year, and then they are expected to decrease as certain properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interest in the Local Limited Partnerships for the foreseeable future.

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

Property Discussions

Boulevard Commons II and IIA, which are located in Chicago, Illinois, and have the same Local General Partner have been experiencing operating deficits. Expenses have increased due to increasing maintenance, capital needs, security issues and high turnover at the property. The Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective January 1, 1999, the Partnership redeemed its remaining interest in Boulevard Commons II. The redemption of the Partnership's interest avoided a possible recapture event. However, the redemption did cause investors to have minimal taxable gain or loss for the 1999 tax year, depending upon the tax basis of the property.

As we previously reported, the Managing General Partner has been in negotiations with the Local General Partner of Boulevard Commons IIA to develop a plan that will ultimately transfer ownership of the property to the Local General Partner and minimize the risk of recapture. During 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of occupancy turnovers. However, as of March 31, 2000, occupancy was 90%. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy. In addition, the Managing General Partner is working closely with the Local General Partner to develop a plan that will ultimately transfer ownership of the property. The plan includes provisions to minimize the risk of recapture. During the year ended March 31, 2000, the Partnership fully reserved its investment in Breckenridge Crest because it was determined that its investment had a net realizable value of zero.

Columbia Townhouses, located in Burlington, Iowa, has been experiencing operating deficits due to consistent increases in vacancy. As of March 31, 2000, occupancy was 90%. The Local General Partner, the Managing General Partner and management agent have been working together to review the marketing, security and long-term strategy for this property. In addition, the Local General Partner is in negotiations with the lender about the possibility of refinancing the mortgage. Effective September 1999, the City of Burlington acquired, through eminent domain, one of the buildings comprising Columbia Townhomes. The city acquired the building for the purpose of allowing access to a contemplated Walgreens development. For tax purposes, the taking of one building by eminent domain resulted in both Section 1231 Gain and cancellation of indebtedness income for the 1999 tax year. In addition, there was a tax credit recapture of approximately $1.40 per unit for the 1999 tax year. The Managing General Partner continues to work with the Local General Partner in monitoring this property and the outcome of the refinancing. For financial statement purposes, $806,414 of equity in income was recognized for this property in 1999.

241 Pine Street, located in Manchester, New Hampshire has been experencing operating deficits. The Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 2000, the Partnership transferred its interest in 241 Pine Street. The redemption of the Partnership's interest will cause investors to have minimal taxable gain or loss for the 2000 tax year, depending upon the basis of the property.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. The Partnership's ability to retain its interest in the property will depend on the ability of the Local General Partner and Partnership affiliates to negotiate a satisfactory workout agreement with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Occupancy for this property as of March 31, 2000, was 97%.

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

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Shoreline was approved for the 1998 New Approach Anti-Drug Grant. The Grant was issued in February 1999 and will be used to support drug prevention, educational programs and increased security on the property. In addition, the Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant for both Waterfront and Shoreline. At this point, deficits continue to be funded by the Management Agent. The viability of the properties depends upon funding deficits until receipt of the grants. Both properties currently carry cash flow mortgages with New York State. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these concerns.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2000 and 1999.

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





Other Development

Lend Lease Real Estate Investments, Inc. ("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                        PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of Lend Lease Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in August 1988. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The other General Partner of the Partnership is Arch Street III Limited Partnership, a Massachusetts limited partnership ("Arch Street III L.P.") that was organized in August 1988. The General Partner of Arch Street III L.P. is Arch Street III, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.





Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                Amount
Title of         Name and Address of         Beneficially             Percent
 Class             Beneficial Owner              Owned               of Class

Limited           AMP, Incorporated          10,000 Units               10%
Partner             P.O. Box 3608
                   Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 2000. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 units sold to the public.

Except as described in the preceding paragraph, neither Arch Street III, Inc., Arch Street III L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, an affiliate of the Managing General Partner serves as property management agent for Willow Lake, The Kyle, Breckenridge and Westwood Manor.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2000 is presented below.

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.
There were no organization fees and offering expenses paid in the two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2% of the gross offering proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2000.

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees were deposited in an interest bearing account and were paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 2000, all deferred acquisition fees have been paid. $112,500 of Deferred Acquisition Fees were paid in each of the two years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,241 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2000 are as follows:

                                                   2000              1999
                                              --------------      ---------

     Asset Management Fees                   $   382,512         $   385,702

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2000 are as follows:

                                                   2000             1999
                                                 -----------       -------
     Salaries and benefits expense
      reimbursements                           $   142,324       $   140,069

Property Management Fees

Affiliates of the Managing General Partners are management agents for four Local Limited Partnerships. Fees charged in each of the two years ended December 31, 1999 are as follows:

                                                    1999             1998
                                                 -----------       -------

     Property Management Fees                  $   150,066       $   154,952

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the years ended March 31, 2000 is presented in Note 5 to the Financial Statements.

                                PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a) (1) and (a) (2) Documents filed as a part of this Report.

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)     See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 2000.

(a)(3)(c)  Exhibits


Number and Description in Accordance with
Item 601 of Regulation S-K

     18.    Letter on Change in Accounting Principle

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

      By:  Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Randolph G. Hawthorne                  Date:    June 29 , 2000
           ------------------------------                     --------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:    /s/Randolph G. Hawthorne                Date:    June  29  , 2000
           ------------------------------                    ----------------

           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                  Date:   June   29,   2000
           ---------------------------------                ------------------
           Michael H. Gladstone
           Managing Director, Vice President

Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2000

                                      Index


                                                                     Page No.
                                                                  ------------

Report of Independent Accountants
    For the years ended March 31, 2000 and 1999                        F-2

Financial Statements

     Balance Sheet - March 31, 2000                                    F-3

     Statements of Operations - For the Years Ended
       March 31, 2000 and 1999                                         F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the Years Ended March 31, 2000 and 1999      F-5

     Statements of Cash Flows - For the Years Ended
       March 31, 2000 and 1999                                         F-6

     Notes to the Financial Statements                                 F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III
(A Limited Partnership):

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") at March 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $49,183,552 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and for which net losses of $2,217,700 and $5,052,573, are included in the accompanying financial statements for the years ended March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed the basis of presentation of its financial statements from a combined basis to a stand-alone basis. The 1999 financial statements have been restated to show the effects of this change in reporting entity.





/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2000



Assets

Cash and cash equivalents                                                                        $     172,793
Marketable securities, at fair value (Note 3)                                                          403,235
Investments in Local Limited Partnerships, net (Note 4)                                             13,498,237
Interest receivable                                                                                      7,350
Note receivable (Note 7)                                                                             1,345,345
                                                                                                 -------------
     Total Assets                                                                                $  15,426,960
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                                          $   2,371,098
Accounts payable and accrued expenses                                                                  310,379
Note payable, affiliate (Note 5)                                                                       514,968
                                                                                                 -------------
     Total Liabilities                                                                               3,196,445

General, Initial and Investor Limited Partners' Equity                                              12,231,514
Net unrealized losses on marketable securities                                                            (999)
     Total Partners' Equity                                                                         12,230,515
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  15,426,960
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999

                                                                                                 1999
                                                                                 2000        (Restated)
Revenue:
   Investment                                                               $     36,967     $    35,638
   Recovery of bad debt                                                           27,002          30,148
   Other                                                                         148,809         493,048
                                                                            ------------     -----------
     Total Revenue                                                               212,778         558,834
                                                                            ------------     -----------

Expenses:
   Asset management fees, related party (Note 5)                                 382,512         385,702
   General and administrative (includes reimbursements
    to affiliates of $142,324 and $140,069, respectively) (Note 5)               365,743         361,002
   Provision for valuation of investments in
     Local Limited Partnerships                                                2,661,103         165,810
   Interest                                                                        6,000           6,000
   Amortization                                                                  125,801         143,259
                                                                            ------------     -----------
     Total Expenses                                                            3,541,159       1,061,773
                                                                            ------------     -----------

Loss before equity in losses of Local Limited Partnerships and gain (loss) on liquidation of interests in Local Limited
   Partnerships                                                               (3,328,381)       (502,939)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                      (2,556,821)     (5,091,128)

Gain (loss) on liquidation of interests
   in Local Limited Partnerships (Note 6)                                       (785,948)        152,830
                                                                            ------------    ------------


Net Loss                                                                    $ (6,671,150)   $ (5,441,237)
                                                                            ============    ============

Net Loss Allocated:
   General Partners                                                         $    (66,711)   $    (54,412)
   Limited Partners                                                           (6,604,439)     (5,386,825)
                                                                            ------------    ------------
                                                                            $ (6,671,150)   $ (5,441,237)
                                                                            ============    ============

Net Loss per Limited Partnership Unit (100,000 Units)                       $     (66.04)   $    (53.87)
                                                                            ============    ===========


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999

                                                                                         Net
                                                           Initial     Investor      Unrealized
                                             General       Limited      Limited         Gains
                                            Partners      Partners     Partners       (Losses)         Total

Balance at March 31, 1998 (restated)      $ (632,406)     $  5,000   $  24,971,307   $       764  $  24,344,665
                                          ----------      --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -          (527)          (527)
   Net Loss                                   (54,412)           -      (5,386,825)            -     (5,441,237)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (54,412)           -      (5,386,825)         (527)    (5,441,764)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 1999 (restated)         (686,818)       5,000      19,584,482           237     18,902,901
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -        (1,236)        (1,236)
   Net Loss                                   (66,711)           -      (6,604,439)            -     (6,671,150)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (66,711)           -      (6,604,439)       (1,236)    (6,672,386)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2000                 $  (753,529)    $  5,000   $  12,980,043   $      (999) $  12,230,515
                                          ===========     ========   =============   ===========  =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999


                                                                                                 1999
                                                                                 2000        (Restated)
Cash flows from operating activities:
   Net Loss                                                                 $ (6,671,150)   $ (5,441,237)
   Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships                            2,556,821       5,091,128
     (Gain) loss on liquidation of interests in Local
       Limited Partnerships                                                      785,948        (152,830)
     Provision for valuation of investment in Local Limited Partnership        2,634,101         135,662
     Cash distribution income included in cash distributions received
       from Local Limited Partnerships                                           (46,800)        (68,949)
     Amortization                                                                125,801         143,259
     Gain on sales and maturities of
       marketable securities                                                        (202)           (386)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Interest receivable                                                         1,274           4,674
       Prepaid expenses                                                            2,240             591
       Accounts payable to affiliates                                            393,342         389,282
       Accounts payable and accrued expenses                                      55,591          32,778
                                                                            ------------    ------------
Net cash provided by (used for) operating activities                            (163,034)        133,972
                                                                            ------------    ------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                       (85,000)              -
   Advances to Local Limited Partnerships                                       (547,969)       (156,482)
   Purchases of marketable securities                                           (279,748)     (1,094,449)
   Proceeds from sales and maturities of
     marketable securities                                                       597,267         647,907
   Cash distributions received from Local
     Limited Partnerships                                                        268,591         578,263
   Decrease in deferred acquisition fee escrow                                   112,500         112,500
   Payment of deferred acquisition fees                                         (112,500)       (112,500)
   Repayment of notes receivable from affiliate                                   43,693          17,213
                                                                            ------------    ------------
Net cash used for investing activities                                            (3,166)         (7,548)
                                                                            ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                                             (166,200)        126,424

Cash and cash equivalents, beginning of year                                     338,993         212,569
                                                                            ------------    ------------

Cash and cash equivalents, end of year                                      $    172,793    $    338,993
                                                                            ============    ============

Supplemental Disclosure:
   Cash paid for interest                                                   $      6,000    $      6,000
                                                                            ============    ============



 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), most of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a Reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 3.75%. At March 31, 2000, the Managing General Partner has designated approximately $480,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment value has been reduced to zero are included in income.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investment in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999 and 1998.

The general partners of 241 Pine Street Associates, L.P., Willow Lake Partners II, L.P., The Temple-Kyle L.P., Breckenridge Creste Apartments, L.P. and 13 Local Limited Partnerships in Texas (the "Combined Entities") and the General Partner of the Partnership are affiliated entities. In prior periods, the Partnership combined its financial statements with those of the Combined Entities. During 2000, the General Partner concluded that the presentation of the financial position and results of operations of the Partnership, with the Combined Entities accounted for using the equity method, resulted in a more meaningful presentation. All prior period financial data has been restated to show the effects of this change in reporting entity.

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

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.  Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                                  Cost           Gains            Losses        Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $   404,234    $        66       $ (1,065)    $   403,235
                                               -----------    -----------       --------     -----------

Marketable Securities
   at March 31, 2000                           $   404,234    $        66       $ (1,065)    $   403,235
                                               ===========    ===========       ========     ===========


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

The contractual maturities at March 31, 2000 are as follows:
                                                                                                Fair
                                                                                 Cost           Value
Due in less than one year                                                    $   304,736     $   304,641
Due in one to five years                                                          99,498          98,594
                                                                             -----------     -----------
                                                                             $   404,234     $   403,235
                                                                             ===========     ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $25,000 during the fiscal year ended March 31, 2000; during the year ended March 31, 1999 there were no proceeds from sales of marketable securities. Proceeds from the maturities of marketable securities were approximately $572,000, and $648,000 during the years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $229 and $421, and gross losses of $27 and $35 that were realized on the sales during the years ended March 31, 2000 and 1999, respectively.

4.    Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in fifty-two Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, except for Granite, Colony Apartments, Harbour View, Willow Lake and Breckenridge, where the Partnership's ownership interest is 97%, 49%, 48.96%, 98% and 98%, respectively. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at March 31, 2000:



Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                  $  68,111,077

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $52,059,725)                        (51,933,149)

Cumulative cash distributions received from
   Local Limited Partnerships                                                        (2,889,520)

Investments in Local Limited Partnerships before adjustment                          13,288,408

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                      6,220,170

   Accumulated amortization of acquisition fees and expenses                         (1,631,170)
                                                                                  -------------

Investments in Local Limited Partnerships                                            17,877,408

Reserve for valuation of investments in
   Local Limited Partnerships                                                        (4,379,171)
                                                                                  $  13,498,237


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1999 and 1998 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                               1998
                                                                           1999             (Restated)
Assets:
   Investment property, net                                            $  145,617,505     $   153,678,734
   Other assets, net                                                       12,608,323          13,869,096
   Current assets                                                           8,241,042           5,989,968
                                                                       --------------     ---------------
       Total assets                                                    $  166,466,870     $   173,537,798
                                                                       ==============     ===============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                           $  179,734,723     $   164,246,214
   Other liabilities                                                       20,247,921          18,863,957
   Current liabilities (includes current
     portion of mortgages payable)                                          7,738,031          23,695,744
                                                                       --------------     ---------------
       Total liabilities                                                  207,720,675         206,805,915
                                                                       --------------     ---------------

Partners' Equity:
   Partnership's deficiency                                               (41,704,113)        (33,777,377)
   Other partners' equity (deficiency)                                        450,308             509,260
                                                                       --------------     ---------------
       Total partners' deficiency                                         (41,253,805)        (33,268,117)
                                                                       --------------     ---------------
         Total liabilities and partners' deficiency                 $     166,466,870      $  173,537,798
                                                                    =================      ==============

Summarized Income Statements - For
the year ended December 31,
                                                                                                 1998
                                                                           1999             (Restated)

Rental and other income                                                $  32,934,213      $   32,545,316
                                                                       -------------      --------------

Expenses:
   Operating expenses                                                     18,574,722          18,378,470
   Interest expense                                                       14,023,088          14,466,301
   Depreciation and amortization                                           7,531,771           7,841,261
   Provision for valuation of real estate                                    853,176          18,133,029
                                                                       -------------      --------------
     Total expenses                                                       40,982,757          58,819,061
                                                                       -------------      --------------

Net Loss                                                               $  (8,048,544)     $  (26,273,745)
                                                                       =============      ==============

Partnership's share of Net Loss                                        $  (7,508,507)     $  (25,568,964)
                                                                       =============      ==============
Other partners' share of Net Loss                                      $    (540,037)     $     (704,781)
                                                                       =============      ==============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2000 and 1999, the Partnership has not recognized $5,445,087 and $21,073,132 respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $493,401 and $595,296 of previously unrecognized losses in the years ended March 31, 2000 and 1999, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $41,704,113 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $13,288,408 primarily because the Partnership has not recognized $52,059,725 of equity losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments and the Partnership has included advances of approximately $1,417,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the Deferred Acquisition Fees. The Deferred Acquisition Fees were deposited in an interest bearing account and were paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 2000, all deferred acquisition fees have been paid.

An affiliate of the Managing General Partner currently receives $7,241 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $382,512 and $385,702 for the years ended March 31, 2000 and 1999, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees equaled $2,332,960 at March 31, 2000.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999 is $142,324 and $140,069, respectively, that the Partnership has paid or will pay as reimbursement for salaries and benefits.

Affiliates of the Managing General Partner are management agents for four Local Limited Partnerships. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $150,066 and $154,952 of fees earned by these affiliates for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 2000, $514,968 is due to an affiliate of the Managing General Partner for this note.

This affiliate of the Managing General Partner has made a commitment to defer collection of past or future Asset Management Fees, reimbursement of operating expenses and to defer collection of the $514,968 note described above, to the extent necessary to cover operating deficits of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, a loss on liquidation of interests in Local Limited Partnerships of $592,065 and $193,883 were recognized in the year ended March 31, 2000 as a result of the transfer of 241 Pine Street and Boulevard Commons II, respectively.

For financial reporting purposes, a loss on liquidation of interests in Local Limited Partnerships of $4,882 was recognized in the year ended March 31, 1999 as a result of the transfer of Willowick.

As previously discussed, the titles to both Regency and Rolling Hills in Dayton, Ohio were transferred to the lender on May 2, 1997 after prolonged operating difficulties resulting from low occupancy, capital rehabilitation needs and a depressed local economy. For the year ended March 31, 1999, the Partnership recognized $157,712 of a gain on liquidation of interests in Local Limited Partnerships relating to the transfer of these properties because cash distributions of this amount were received from these Local Limited Partnerships in 1999.

7.    Note Receivable

The Partnership has a note receivable from The Temple Kyle. The note is due in monthly installments of $17,600, including interest at prime plus 1.00 percent (an effective rate of 9.50 and 8.85 percent in 1999 and 1998, respectively), through its maturity date on June 1, 2005. The note is collateralized by all properties of the Local Limited Partnership.

Minimum principal payments on the note receivable to maturity as of March 31, 2000, are as follows:

                           2000                      $      97,726
                           2001                            151,420
                           2002                            162,363
                           2003                            174,103
                           2004                            186,690
                           2005 and after                  573,043
                                                     -------------
                               Total                 $   1,345,345
                                                     =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                                    1999
                                                                              2000           (Restated)

Net Loss per financial statements                                        $  (6,671,150)     $  (5,441,237)
   Related party expenses not currently deductible
     for tax purposes                                                        1,700,961            379,660
   Amortization of acquisition fees and expenses
     not deductible for tax purposes                                           125,801            143,259
   Adjustment to reflect March 31 fiscal year
     end to December 31 tax year end                                           113,382            330,738
   Equity in losses of Local Limited
     Partnerships for financial reporting purposes
     in excess of equity in losses for tax purposes                             36,309         16,228,268
   Adjustment for equity in losses of Local
     Limited Partnerships not recognized for
     financial reporting purposes                                           (4,998,486)       (20,546,785)
   Cash distribution included in loss for financial
     reporting purposes                                                       (117,751)           (82,101)
   Write-off of investment in Local Limited Partnership
     for financial reporting purposes in excess of
     write-off for tax purposes                                                789,200           (157,665)
   Provision for valuation of investment in Local
     Limited Partnership not deductible for tax purposes                     1,327,528                  -
                                                                         -------------      -------------
Net Loss per tax return                                                  $  (7,694,206)     $  (9,145,863)
                                                                         =============      =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                          Financial              Tax
                                                          Reporting           Reporting
                                                          Purposes            Purposes            Differences

   Investments in Local Limited Partnerships           $ 13,498,237        $ (18,414,819)      $   31,913,056
                                                       ============        =============       ==============
   Other assets                                        $  1,928,723        $  15,173,316       $  (13,244,593)
                                                       ============        =============       ==============
   Liabilities                                         $  3,196,445        $     820,310       $    2,376,135
                                                       ============        =============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $38,205,000 greater than for financial reporting purposes, including approximately $52,060,000 of losses the Partnership has not recognized relating to thirty-three Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Partnership has provided a provision for valuation of approximately $4,380,000 against five of its investments in Local Limited Partnerships for financial reporting purposes; iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $1,637,000; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

June 29, 2000

Boston Financial Qualified Housing Tax Credits L.P. III
101 Arch Street
Boston, MA 02110-1106

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III:

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have audited the financial statements included in Boston Financial Qualified Housing Tax Credits L.P. III's (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 2000 and issued our report thereon dated June 22, 2000. Note 2 to the financial statements describes a change in reporting entity from a combined basis presentation to a stand-alone basis presentation. It should be understood that the preferability of one acceptable method of presenting entities under common control over another has not been addressed in any authoritative accounting literature, and in expressing our concurrence below we have relied on management's determination that this change in reporting entity is preferable. Based on our reading of management's stated reasons and justification for this change in reporting entity in the Form 10-K, and our discussions with management as to their judgment about the relevant business planning and legal factors relating to the change, we concur with management that such change represents, in the Partnership's circumstances, the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20.


Very truly yours,


/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP