Form 10QSB
period 2000-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2000-08-14
CIK 839345

August 14, 2000


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for Quarter Ended June 30, 2000
       File Number 01-18462


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

For the quarterly period ended                     June 30, 2000
                                       ------------------------------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                      1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2000 and 1999                          2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2000       3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2000 and 1999                    4

         Notes to the Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Items 1-6                                                               10

SIGNATURE                                                               11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     177,384
Marketable securities, at fair value                                                                   620,430
Investments in Local Limited Partnerships, net (Note 1)                                             12,868,583
Interest receivable                                                                                     10,286
Note receivable                                                                                      1,328,773
                                                                                                 -------------

   Total Assets                                                                                  $  15,005,456
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   2,535,968
Accounts payable and accrued expenses                                                                  302,681

Note payable, affiliate                                                                                514,968
   Total Liabilities                                                                                 3,353,617

General, Initial and Investor Limited Partners' Equity                                              11,651,773
Net unrealized gains on marketable securities                                                               66
   Total Partners' Equity                                                                           11,651,839
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  15,005,456
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                                1999
                                                                            2000             (Restated)
Revenue:
    Investment                                                       $      10,768          $     11,005
    Recovery of bad debt                                                    10,955                80,639
    Other                                                                   37,112                24,686
                                                                     -------------          ------------
      Total Revenue                                                         58,835               116,330
                                                                     -------------          ------------

Expenses:
    Asset management fees, related party                                    90,545                91,815
    General and administrative (includes
      reimbursements to affiliates of $74,325 and
      $36,662 in 2000 and 1999, respectively)                              117,742               103,442
    Interest                                                                 1,500                 1,500
    Amortization                                                            23,651                32,979
                                                                     -------------          ------------
      Total Expenses                                                       233,438               229,736
                                                                     -------------          ------------

Loss before equity in losses of Local Limited
    Partnerships and loss on liquidation of interest in
    Local Limited Partnership                                             (174,603)             (113,406)

Equity in losses of Local Limited Partnerships (Note 1)                   (405,138)             (702,995)

Loss on liquidation of interest in Local Limited
    Partnership (Note 2)                                                         -              (193,883)
                                                                     -------------          ------------

Net Loss                                                             $    (579,741)         $ (1,010,284)
                                                                     =============          ============

Net Loss allocated:
    To General Partners                                              $      (5,797)         $    (10,103)
    To Limited Partners                                                   (573,944)           (1,000,181)
                                                                     -------------          ------------
                                                                     $    (579,741)         $ (1,010,284)
                                                                     =============          ============
Net Loss per Limited Partnership Unit
    (100,000 Units)                                                  $      (5.74)          $     (10.00)
                                                                     ============           ============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)


                                                                                         Net
                                                       Initial         Investor      Unrealized
                                        General        Limited         Limited         Gains
                                       Partners        Partners        Partners       (Losses)         Total

Balance at March 31, 2000             $  (753,529)    $   5,000      $  12,980,043   $      (999)  $  12,230,515
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -             -                  -         1,065           1,065
   Net Loss                                (5,797)            -           (573,944)            -        (579,741)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)                (5,797)            -           (573,944)        1,065        (578,676)
                                      -----------     ---------      -------------   -----------   -------------

Balance at June 30, 2000              $  (759,326)    $   5,000      $  12,406,099   $        66   $  11,651,839
                                      ===========     =========      =============   ===========   =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                                   1999
                                                                          2000                  (Restated)

Net cash used for operating activities                                $    (25,922)            $    (88,793)

Net cash provided by investing activities                                   30,513                  171,250
                                                                      ------------             ------------

Net increase in cash and cash equivalents                                    4,591                   82,457

Cash and cash equivalents, beginning                                       172,793                  338,993
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    177,384             $    421,450
                                                                      ============             ============

Supplemental Disclosure:
     Cash paid for interest                                           $      1,500             $      1,500
                                                                      ============             ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                      $  68,111,077


Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $53,434,646)                            (52,320,236)


Cumulative cash distributions received from
   Local Limited Partnerships                                                            (3,108,436)
                                                                                       ------------
Investments in Local Limited Partnerships before adjustment                              12,682,405


Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                          6,220,170

   Accumulated amortization of acquisition fees and expenses                             (1,654,821)
                                                                                      -------------

Investments in Local Limited Partnerships                                                17,247,754


Reserve for valuation of investments in
   Local Limited Partnerships                                                            (4,379,171)
                                                                                      -------------
                                                                                      $  12,868,583
                                                                                      =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2000 is $1,762,008. For the three months ended June 30, 2000, the Partnership has not recognized $1,385,852 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $28,982 of previously unrecognized losses in the three months ended June 30, 2000.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $4,591 for the three months ended June 30, 2000. This increase is attributable to proceeds from sales of marketable securities, cash distributions received from Local Limited Partnerships and repayment of notes receivable from affiliate. These increases are partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Funds approximating $196,000 have been withdrawn from the Reserves to pay legal and other costs. Additionally, professional fees relating to various property issues totaling approximately $1,802,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $915,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,243,000 of operating funds to replenish Reserves. At June 30, 2000, approximately $646,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $2,000,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

For the three months ended June 30, 2000, Partnership operations resulted in a net loss of $579,741 as compared to a net loss of $1,010,284 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses. This decrease in equity in losses is primarily attributable to a decrease in property operating expenses, interest and depreciation expenses due to the transfer of one of the Local Limited Partnerships in 1999.

Property Discussions

Boulevard Commons II and IIA, located in Chicago, Illinois, which both have the same Local General Partner have been experiencing operating deficits. Expenses have increased due to increasing maintenance, capital needs, security issues and high turnover at the property. The Managing General Partner has been in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

Effective January 1, 1999, the Partnership redeemed its interest in Boulevard Commons II. The redemption of the Partnership's interest avoided a possible recapture event. However, the redemption will cause investors to have minimal taxable gain or loss for the 1999 tax year, depending upon the tax basis of the property.

Effective January 2, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in Boulevard Commons IIA to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

Breckenridge Creste, located in Duluth, Georgia, is experiencing operating deficits as a result of higher vacancies during the summer of 1998. However occupancy for the last two quarters have increased to the mid 90% range. The Managing General Partner is working with property management to review completion of needed capital improvements and to review the revised marketing strategy. In addition, the Managing General Partner is working closely with the Local General Partner to develop a plan that will ultimately transfer ownership of the property.
The plan includes provisions to minimize the risk of recapture.

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


Property Discussions (continued)

with the new lender. However, if the negotiations are not successful, it is possible that the Partnership will not be able to retain its interest in the property through 2000. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Occupancy for this property as of December 31, 1999 was 91%.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14, 2000             BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                   CREDITS L.P. III

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