Form 10QSB
period 2000-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2000-11-14
CIK 839345

November        , 2000



Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for Quarter Ended September 30, 2000
       File Number 01-18462


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

For the quarterly period ended               September 30, 2000
                                  ---------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               -------------------       -----------------------


                         Commission file number      01-18462
                                                  ---------------
                Boston Financial Qualified Housing Tax Credits L.P.  III
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   Delaware                             04-3032106
       ------------------------------       -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
  ---------------------------------------                 ----------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code          (617)  439-3911
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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                    1

         Statements of Operations (Unaudited) - For the Three and Six

           Months Ended September 30, 2000 and 1999                        2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2000       3

         Statements of Cash Flows (Unaudited) - For the

           Six Months Ended September 30, 2000 and 1999                    4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                  10

SIGNATURE                                                                  11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                                     BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     116,806

Marketable securities, at fair value                                                                   696,102
Investments in Local Limited Partnerships, net  (Note 1)                                            12,243,979
Interest receivable                                                                                     11,281
Note receivable                                                                                      1,328,367
                                                                                                 -------------

     Total Assets                                                                                $  14,396,535
                                                                                                 =============


Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   2,672,651
Accounts payable and accrued expenses                                                                  301,697
Note payable, affiliate                                                                                514,968
                                                                                                 -------------

     Total Liabilities                                                                               3,489,316
                                                                                                 -------------


General, Initial and Investor Limited Partners' Equity                                              10,905,177
Net unrealized gains on marketable securities                                                            2,042
                                                                                                 -------------
     Total Partners' Equity                                                                         10,907,219
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  14,396,535
                                                                                                 =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership
                            STATEMENTS OF OPERATIONS

             the Three and Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                                    September 30,                      September 30,
                                                  September 30,         1999          September 30,        1999
                                                      2000           (Restated)           2000          (Restated)
                                                 --------------   ---------------   --------------     -----------
Revenue:
   Investment                                    $      12,042    $        9,755    $      22,810      $     20,760
   Other                                                17,895            25,307           55,962            49,993
                                                 -------------    --------------    -------------      ------------
       Total Revenue                                    29,937            35,062           78,772            70,753
                                                 -------------    --------------    -------------      ------------

Expenses:
   Asset management fees, related party                 99,521            97,540          190,066           189,355
   General and administrative (includes
     reimbursements to affiliates of $111,487
     and $67,024 in 2000 and 1999,
     respectively)                                     102,169            66,984          219,911           170,426
   Provision for valuation of investments in
     Local Limited Partnerships                         10,000         1,575,679                -         1,495,040
   Interest                                              1,000             1,500            2,500             3,000
   Amortization                                         21,011            34,892           44,662            67,871
                                                 -------------    --------------    -------------      ------------
       Total Expenses                                  233,701         1,776,595          457,139         1,925,692
                                                 -------------    --------------    -------------      ------------

Loss before equity in losses of Local Limited
   Partnerships, and loss on liquidation of
   interest in Local Limited Partnership              (203,764)       (1,741,533)        (378,367)       (1,854,939)

Equity in losses of Local Limited Partnerships

   (Note 1)                                           (542,832)         (656,663)        (947,970)       (1,359,658)

Loss on liquidation of interest in Local
   Limited Partnership (Note 2)                              -                 -                -          (193,883)
                                                 -------------    --------------    -------------      ------------

Net Loss                                         $    (746,596)   $   (2,398,196)   $  (1,326,337)     $ (3,408,480)
                                                 =============    ==============    =============      ============

Net Loss allocated:
   To General Partners                           $      (7,466)   $      (23,982)   $     (13,263)     $    (34,085)
   To Limited Partners                                (739,130)       (2,374,214)      (1,313,074)       (3,374,395)
                                                 -------------    --------------    -------------      ------------
                                                 $    (746,596)   $   (2,398,196)   $  (1,326,337)     $ (3,408,480)
                                                 =============    ==============    =============      ============
Net Loss per Limited Partnership

   Unit (100,000 Units)                          $       (7.39)   $      (23.74)    $     (13.13)      $     (33.74)
                                                 =============    =============     ============       ============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)

                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited        Gains
                                       Partners        Partners        Partners       (Losses)         Total

Balance at March 31, 2000             $  (753,529)    $   5,000      $  12,980,043   $      (999)  $  12,230,515
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -             -                  -         3,041           3,041
   Net Loss                               (13,263)            -         (1,313,074)            -      (1,326,337)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)               (13,263)            -         (1,313,074)        3,041      (1,323,296)
                                      -----------     ---------      -------------   -----------   -------------

Balance at September 30, 2000         $  (766,792)    $   5,000      $  11,666,969   $     2,042   $  10,907,219
                                      ===========     =========      =============   ===========   =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)


                                                                                                      1999
                                                                                  2000             (Restated)
                                                                             -------------       ------------

Net cash used for operating activities                                       $     (64,479)      $    (123,001)

Net cash provided by investing activities                                            8,492              81,177
                                                                             -------------       -------------

Net decrease in cash and cash equivalents                                          (55,987)            (41,824)

Cash and cash equivalents, beginning                                               172,793             338,993
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     116,806       $     297,169
                                                                             =============       =============

Supplemental Disclosure:
    Cash paid for interest                                                   $       2,500       $           -
                                                                             =============       =============

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 2000:

Capital  contributions  and  advances  paid to Local
   Limited  Partnerships  and purchase price paid
   to withdrawing partners of Local Limited Partnerships          $  68,121,077


Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $54,433,664)        (52,863,068)


Cumulative cash distributions received from
   Local Limited Partnerships                                        (3,169,197)
                                                                  -------------

Investments in Local Limited Partnerships before adjustment          12,088,812


Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                      6,220,170

   Accumulated amortization of acquisition fees and expenses         (1,675,832)
                                                                  -------------

Investments in Local Limited Partnerships before
   reserve for valuation                                             16,633,150


Reserve for valuation of investments in
   Local Limited Partnerships                                        (4,389,171)
                                                                  -------------
Investments in Local Limited Partnerships                         $  12,243,979
                                                                  =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2000 is $3,303,858. For the six months ended September 30, 2000, the Partnership has not recognized $2,376,397 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $20,509 of previously unrecognized losses in the six months ended September 30, 2000.

2.   Liquidation of Interest in Local Limited Partnership

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $193,883 was recognized in the period ended September 30, 1999 as a result of the redemption of Boulevard Commons II.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $55,987 for the six months ended September 30, 2000. This decrease is primarily attributable to purchases of marketable securities and cash used for operations. These decreases are partially offset by proceeds from sales of marketable securities, cash distributions received from Local Limited Partnerships and repayment of notes receivable from affiliate.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,027,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $897,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,256,000 of operating funds to replenish Reserves. At September 30, 2000, approximately $638,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $2,010,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

For the three and six months ended September 30, 2000, Partnership operations resulted in net losses of $746,596 and $1,326,337, respectively as compared to net losses of $2,398,196 and $3,408,480, respectively for the same periods in 1999. These decreases in net losses are primarily attributable to decreases in provisions for valuation of investments in Local Limited Partnerships.
Provisions for valuation of investments in Local Limited Partnerships was incurred during the three and six months ended September 30, 1999 due to the reserve of advances to the Local Limited Partnerships. The decrease in net losses for the three and six months ended September 30, 2000 is also attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in unrecognized losses.

Property Discussions

Boulevard Commons IIA, located in Chicago, Illinois continues to generate an operating deficit. Expense levels at the property are high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. In 1999, the Partnership redeemed 49.5% of its interest in Boulevard Commons IIA and in 2000, plans to redeem all but 1% of the remaining half. The final redemption will occur in 2001. The redemption of the Partnership's interest avoided a possible recapture event. However, the redemption will cause investors to have minimal taxable gain or loss for the 2000 tax year, depending upon the tax basis of the property.

Although operations at Breckenridge Creste (Duluth, Georgia) have slightly improved over the past year, the property operated below break-even for the period ending September 30, 2000 primarily due to significant capital improvements made at the property during the third quarter. As previously reported, the Managing General Partner continues to work closely with the Local General Partner and the Lender to develop a plan that will ultimately transfer ownership of the property. The plan includes provisions to minimize the risk of recapture.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. However, the Managing General Partner expects that the Partnership will not be able to retain its interest in the property and that a foreclosure will occur in the first quarter of 2001. A foreclosure will result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the Operating Deficit Loans. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, both properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street brokerage houses, which consisted primarily of an effort to sell the tax losses, generated by the 20 partnerships, assuming restructured mortgages. Because so few owners responded positively to the dilution proposal, it is unlikely that there will be sufficient participation to proceed with restructuring. The Managing General Partner continues to work to resolve these issues and minimize adverse tax consequences to the Partnership.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Shoreline was approved for the 1998 New Approach Anti-Drug Grant. The Grant was issued in February 1999 and is being used to support drug prevention, educational programs and increased security on the property. The property still experiences fluctuating occupancy and as of June 30, was 75% occupied. Waterfront was 71% occupied. The Management Agent has applied for consideration for a Project Improvement Program (PIP) and applied for a Safe Neighborhood Grant for both Waterfront and Shoreline. At this point, the Management Agent is not funding deficits and payables have increased. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these issues.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November        , 2000       BOSTON FINANCIAL QUALIFIED HOUSING TAX
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