Form 10QSB
period 2000-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2001-02-14
CIK 839345

February 14, 2001




Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for Quarter Ended December 31, 2000
       File Number 01-18462


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

For the quarterly period ended              December 31, 2000
                                 ---------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------       ----------------------


                         Commission file number 01-18462

              Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                 Delaware                                04-3032106
-------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------   --------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
                                                    ---------------------------

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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2000 and 1999                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2000                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2000 and 1999                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    10

SIGNATURE                                                                                    11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     246,587
Marketable securities, at fair value                                                                   674,618
Interest receivable from affiliate                                                                       6,122
Investments in Local Limited Partnerships, net  (Note 1)                                            11,920,694
Interest receivable                                                                                      9,706
Note receivable                                                                                      1,316,973
                                                                                                 -------------
     Total Assets                                                                                $  14,174,700
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $   3,085,711
Accounts payable and accrued expenses                                                                  318,466
Note payable, affiliate                                                                                514,968
                                                                                                 -------------
     Total Liabilities                                                                               3,919,145
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              10,250,010
Net unrealized gains on marketable securities                                                            5,545
                                                                                                 -------------
     Total Partners' Equity                                                                         10,255,555
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  14,174,700
                                                                                                 =============

The  accompanying  notes are an  integral  part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                        Three Months Ended                  Nine Months Ended
                                                                    December 31,                      December 31,
                                                  December 31,          1999          December 31,        1999
                                                      2000           (Restated)           2000         (Restated)
                                                 --------------   --------------   --------------   --------------
Revenue:
   Investment                                     $     12,169     $       8,620           34,979    $       29,380
   Other                                                39,007           136,404           94,969           186,397
                                                  ------------     -------------     ------------    --------------
     Total Revenue                                      51,176           145,024          129,948           215,777
                                                  ------------     -------------     ------------    --------------

Expenses:
   Asset management fees, related party                 95,938            95,409          286,004           284,764
   General and administrative (includes
     reimbursements to affiliates of $428,609
     and $104,186 in 2000 and 1999, respectively)      413,252           116,196          633,163           286,622
   Provision for valuation of investment in Local
     Limited Partnership                                     -           138,000                -         1,633,040
   Interest                                              2,000             1,500            4,500             4,500
   Amortization                                         15,685            19,471           60,347            87,342
                                                  ------------     -------------     ------------    --------------
     Total Expenses                                    526,875           370,576          984,014         2,296,268
                                                  ------------     -------------     ------------    --------------

Loss before equity in losses of Local
   Limited Partnerships                               (475,699)         (225,552)        (854,066)       (2,080,491)

Equity in losses of Local Limited Partnerships
   (Note 1)                                           (179,468)         (867,964)      (1,127,438)       (2,227,622)

Loss on liquidation of interest in Local Limited
   Partnership (Note 2)                                      -                 -                -          (193,883)
                                                  ------------     -------------     ------------    --------------

Net Loss                                          $   (655,167)    $  (1,093,516)    $ (1,981,504)   $   (4,501,996)
                                                  ============     =============     ============    ==============

Net Loss allocated:
   To General Partners                            $     (6,552)    $     (10,935)    $    (19,815)   $      (45,020)
   To Limited Partners                                (648,615)       (1,082,581)      (1,961,689)       (4,456,976)
                                                  ------------     -------------     ------------    --------------
                                                  $   (655,167)    $  (1,093,516)    $ (1,981,504)   $   (4,501,996)
                                                  ============     =============     ============    ==============

Net Loss per Limited Partnership Unit
   (100,000 Units)                                $      (6.49)    $      (10.83)    $     (19.62)   $       (44.57)
                                                  ============     =============     ============    ==============


The  accompanying  notes are an  integral  part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2000
                                  (Unaudited)

                                                                                         Net
                                                       Initial        Investor       Unrealized
                                        General         Limited         Limited        Gains
                                       Partners        Partners        Partners       (Losses)         Total

Balance at March 31, 2000             $  (753,529)    $   5,000      $  12,980,043   $      (999)  $  12,230,515
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -             -                  -         6,544           6,544
   Net Loss                               (19,815)            -         (1,961,689)            -      (1,981,504)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)               (19,815)            -         (1,961,689)        6,544      (1,974,960)
                                      -----------     ---------      -------------   -----------   -------------

Balance at December 31, 2000          $  (773,344)    $   5,000      $  11,018,354   $     5,545   $  10,255,555
                                      ===========     =========      =============   ===========   =============

The  accompanying  notes are an  integral  part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                                       1999
                                                                                   2000             (Restated)
                                                                             ---------------     -------------
Net cash used for operating activities                                       $      (114,942)    $     (153,348)

Net cash provided by (used for) investing activities                                 188,736            (62,903)
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                  73,794           (216,251)

Cash and cash equivalents, beginning                                                 172,793            338,993
                                                                             ---------------     --------------

Cash and cash equivalents, ending                                            $       246,587     $      122,742
                                                                             ===============     ==============

Supplemental Disclosure:
    Cash paid for interest                                                   $         4,500     $        4,500
                                                                             ===============     ==============

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                               $  68,105,358

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $55,876,748)                                     (53,042,536)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                     (3,297,329)
                                                                                               -------------
Investments in Local Limited Partnerships before adjustment                                       11,765,493

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                                                                   6,220,170

   Accumulated amortization of acquisition fees and expenses                                      (1,691,517)
                                                                                               -------------
Investments in Local Limited Partnerships before reserve for valuation                            16,294,146

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (4,373,452)
                                                                                               -------------
Investments in Local Limited Partnerships                                                      $  11,920,694
                                                                                               =============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $4,926,410. For the nine months ended December 31, 2000, the Partnership has not recognized $3,801,429 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $2,457 of previously unrecognized losses in the nine months ended December 31, 2000.

2.   Liquidation of Interest in Local Limited Partnership

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $193,883 was recognized in the period ended December 31, 1999 as a result of the redemption of Boulevard Commons II.

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

Liquidity and Capital Resources

The Partnership had a increase in cash and cash equivalents of $73,794 for the nine months ended December 31, 2000. This increase is primarily attributable to sales and maturities of marketable securities, cash distributions received from Local Limited Partnerships and repayment of notes receivable from affiliate. These increases are partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,078,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $875,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,071,000 of operating funds to replenish Reserves. At December 31, 2000, approximately $440,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,994,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

For the three and nine months ended December 31, 2000, Partnership operations resulted in net losses of $655,167 and $1,981,504, respectively as compared to net losses of $1,093,516 and $4,501,996, respectively for the same periods in 2000. These decreases in net losses are primarily attributable to decreases in provisions for valuation of investments in Local Limited Partnerships and decreases in other income. Provisions for valuation of investments in Local Limited Partnerships was incurred during the three and nine months ended December 31, 2000 due to the reserve of advances to the Local Limited Partnerships. The decrease in other revenue is primarily due the timing of distribution from properties. The decrease in net losses for the three and nine months ended December 31, 2000 is also attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in unrecognized losses. The decrease is partially offset by an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Property Discussions

Boulevard Commons IIA, located in Chicago, Illinois continues to generate an operating deficit. Expense levels at the property are high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership redeemed 49.5% of its interest in Boulevard Commons IIA in both 1999 and 2000. The redemption of the Partnership's remaining 1% interest will occur in 2001. The redemption of the Partnership's interest avoided a possible recapture event. However, the redemption may cause investors to have minimal taxable gain or loss for the 2000 tax year, depending upon the tax basis of the property.

Although operations at Breckenridge Creste (Duluth, Georgia) have slightly improved over the past year, the property operated below break-even for the period ending December 31, 2000 primarily due to significant capital improvements made at the property during the year. As previously reported, the Managing General Partner continues to work closely with the Local General Partner and the lender to develop a plan that will ultimately transfer ownership of the property. The plan includes provisions to minimize the risk of recapture.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated institutional buyer. The Managing General Partner and Local General Partner continue to participate in workout discussions with the new lender. However, we expect that the Partnership will not be able to retain its interest in the property and that a foreclosure will occur in the first quarter of 2001. A foreclosure will result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the Operating Deficit Loans. Properties unable to make full debt service payment.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)
-------------------------------

were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, both properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the local limited partnership that owns Pleasant Plaza and the Fund's interest in the property was diluted to 4%. The Fund may receive a pro-rata share of the property's tax credits during 2000, the final year in which the property generates tax credits. The Fund has the right to put the Fund's remaining interest in the property to the Local General Partner in November 2001, one-year from the effective date of admitting the new investor limited partner.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Shoreline was approved for the 1998 New Approach Anti-Drug Grant. The Grant was issued in February 1999 and is used to support drug prevention, educational programs and increased security on the property. The Management Agent has applied for consideration for a Project Improvement Program
(PIP) and applied for a Safe Neighborhood Grant for both Waterfront and Shoreline. Currently, the Management Agent is not funding deficits and payables have increased. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these issues.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    February 14, 2001               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                          CREDITS L.P. III

                                          By:  Arch Street III, Inc.,
                                          its Managing General Partner

                                          /s/Jenny Netzer
                                          -------------------------------------
                                          Jenny Netzer
                                          Managing Director and President