Form 10KSB
period 2001-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2001-06-29
CIK 839345

June  29   , 2001


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-KSB Annual Report for Year Ended March 31, 2001
        File Number 01-18462


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

For  the   fiscal   year  ended              March   31,  2001
                                   ---------------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

                        Commission file number        01-18462
                                               --------------------
           Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   Delaware                                04-3032106
------------------------------------------   -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                  02110-1106
  ---------------------------------------          ----------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (617)   439-3911
                                                  ------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                               which registered
          -------------------                        ---------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $99,610,000 as of March 31, 2001
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                              Part of Report on
                                                              Form 10-KSB into
                                                              Which the Document
Documents incorporated by reference                           is Incorporated
-----------------------------------                           ------------------

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

  "Estimated Use of Proceeds"                                 Part III, Item 12

  "Management Compensation and Fees"                          Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                            Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


PART I                                                               Page No.
------                                                               --------

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-8
   Item 3    Legal Proceedings                                         K-20
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-20

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-21
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-21
   Item 7     Financial Statements and Supplementary Data              K-24
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-24

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-25
   Item 10    Management Remuneration                                  K-26
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-26
   Item 12    Certain Relationships and Related
              Transactions                                             K-26
   Item 13    Exhibits and Reports on Form 8-K                         K-28

SIGNATURES                                                             K-29
----------

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

Table A on the following pages lists the Properties originally acquired by Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in one post-effective amendment to the Registration Statement and in another supplement to the Prospectus and in a report on Form 8-K (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)

Properties Owned by                                                    Date
Local Limited                                                        Interest
Partnerships                           Location                      Acquired

West Dade                           Miami, FL                        12/31/88
West Dade II                        Miami, FL                        12/31/88
Regency Square (1)                  Dayton, OH                       03/13/89
Westwood Manor                      Flint, MI                        02/21/89
Rolling Hills (1)                   Dayton, OH                       03/13/89
Boulevard Commons II (1)            Chicago, IL                      04/04/89
Boulevard Commons IIA               Chicago, IL                      04/04/89
Fox Run Housing                     Victoria, TX                     04/07/89
Waterfront                          Buffalo, NY                      04/28/89
Shoreline                           Buffalo, NY                      04/28/89
Colony Apartments*                  Columbia, SC                     05/19/89
Admiral Court                       Philadelphia, PA                 06/07/89
Crestwood (1)                       Bridgeport, TX                   06/05/89
Elmwood                             Aurora, CO                       05/16/89
El Jardin                           Davie, FL                        06/14/89
Ashley Place                        Orlando, FL                      06/23/89
Willowick (1)                       Gainesville, TX                  06/30/89
Kirkendall Heights                  Ellsworth, KS                    07/19/89
Bentley Hill                        Syracuse, KS                     06/30/89
Columbia Townhouses                 Burlington, IA                   07/28/89
Quartermill                         Richmond, VA                     08/02/89
Ponca Manor                         Satanta, KS                      07/28/89
Pearl Place                         Rossville, KS                    07/28/89
Crown Point (1)                     Venus, TX                        08/22/89
Godley Arms (1)                     Godley, TX                       08/25/89
Pilot Point (1)                     Pilot Point, TX                  08/22/89
Sherwood Arms (1)                   Keene, TX                        08/22/89
South Holyoke                       Holyoke, MA                      08/29/89
Walker Woods                        Dover, DE                        08/30/89
Lakeway Colony (1)                  Lake Dallas, TX                  08/30/89
One Main Place (1)                  Little Elm, TX                   08/22/89
Eaglewood                           Covington, TN                    09/06/89
Harbour View*                       Staten Island, NY                09/29/89
Georgetown II                       Georgetown, DE                   09/28/89
Granite*                            Boston, MA                       09/29/89
Garden Plain                        Garden Plain, KS                 08/09/89
Fulton                              Fulton, KY                       10/05/89
Lone Oak (1)                        Graham, TX                       10/06/89
Hallet West (1)                     Hallettsville, TX                11/20/89

Properties Owned by                                                  Date
  Local Limited                                                    Interest
  Partnerships                        Location                     Acquired

Glenbrook (1)                      St. Jo, TX                      10/06/89
Eagles Nest (1)                    Decatur, TN                     10/06/89
Billings Family                    Billings, MO                    08/09/89
Brownsville                        Brownsville, TN                 08/09/89
Sunnyhill Villa                    Wayne, NE                       08/09/89
Longview                           Humboldt, KS                    10/13/89
Horseshoe Bend                     Horseshoe Bend, AR              08/09/89
Briarwood II                       Lake Havasua, AZ                10/04/89
Quail Run (1)                      Iowa Park, TX                   10/06/89
Smithville                         Smithville, MO                  08/09/89
Aurora East                        Denver, CO                      11/06/89
Elver Park II                      Madison, WI                     11/09/89
Elver Park III                     Madison, WI                     11/09/89
Tucson Trails I                    Madison, WI                     11/22/89
Tucson Trails II                   Madison, WI                     11/23/89
Pleasant Plaza                     Malden, MA                      12/01/89
241 Pine Street (1)                Manchester, NH                  12/04/89
Heather Oaks                       Oak Grove, MO                   11/24/89
Riverfront                         Sunbury, PA                     12/26/89
Susquehanna View                   Camp Hill, PA                   12/26/89
Breckenridge*                      Duluth, GA                      12/19/89
Wood Creek                         Calcium, NY                     12/15/89
Willow Lake*                       Kansas City, MO                 12/20/89
Ashton Heights                     Bolivar, MO                     12/15/89
Fouche Valley                      Perryville, AR                  05/01/90
Altheimer                          Altheimer, AR                   04/18/90
Kyle Hotel                         Temple, TX                      06/12/90
Diversey Square                    Chicago, IL                     12/01/90
Poplar Village                     Cumberland, KY                  12/30/90
Lexington                          Lexington, TN                   12/29/90

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99% with the exception of five Local Limited Partnerships in which the Partnership acquired a 99% interest (Willow Lake), 98% interest (Breckenridge), 97% interest (Granite), 49% interest (Colony Apartments) and a 48.47% interest (Harbour
      View). Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1) The Partnership no longer has an interest in this Local Limited Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of The Temple-Kyle, L.P., Breckenridge and Willow Lake, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Ellsworth Senior Housing L.P., Prairieland Property of Syracuse, L.P., Prairieland Properties of Satanta, L.P., Rossville Senior Housing, L.P., Longview Apartments, L.P., Smithville Rural Housing A Limited Partnership, Brownsville Associates, L.P., Briarwood Associates II, L.P., Billings Family Housing, L.P., Garden Plain Senior Apts., LTD, Wayne Senior Housing, L.P., Horseshoe Bend Associates I, L.P., Bolivar Senior Housing, L.P., Housing of Oak Grove, L.P., Westgate Associates I, L.P. and Altheimer Associates I, L.P., representing 2.46%, have The Lockwood Group as Local General Partner; (ii) Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I and Tucson Trails Limited Partnership II, representing 6.58%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 6.27%, have NCHP as Local General Partner; (iv) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 6.83%, have Romat, Inc. and Arbor, Inc., respectively, both of which have Aristedes Martinez as principal, as Local General Partner; (v) EDM Housing Associates, LTD and Fox Run Housing, representing 4.06%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vi) Eaglewood VIII, L.P. A Limited Partnership, Lexington Associates I L.P. A Limited Partnership and Fulton Associates I, L.P. A Limited Partnership, representing 0.79%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (vii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 7.01%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in fifty-two Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Willow Lake, Breckenridge, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 98%, 97%, 49% and 48.47%, respectively.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Partnership.




                                                       Capital Contributions
Local Limited Partnership                              Total             Total             Mtge. Loans
Property Name                           Number of Committed at March  Paid through         payable at     Type of Occupancy at March
Property Location                      Apt. Units    31, 2001        March 31, 2001     December 31, 2000  Subsidy*    31, 2001
-----------------------------------------------------------------------------------   -------------------- -------------------------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                   122      $1,513,936      $1,513,936          $4,135,610     Section 8          98%


West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                   209       3,039,442       3,039,442           8,097,770     Section 8          97%


Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                   144       1,165,925       1,165,925           3,075,561     Section 8          88%


Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                 142       1,079,318       1,079,318           7,793,107     None               82 %


Waterfront Limited Partnership
Waterfront
Buffalo, NY                                 472       3,597,307       3,597,307          26,960,053     None               74%








                                                      Capital Contributions
Local Limited Partnership                             Total              Total       Mtge. Loans payable
Property Name                           Number of Committed at March  Paid through   at December 31, 2000 Type of Occupancy at March
Property Location                      Apt. Units   31, 2001          March 31, 2001                      Subsidy*   31, 2001
-----------------------------------------------------------------------------------  --------------------- -------------------------

Fox Run Housing
Fox Run
Victoria, TX                                150       1,605,775       1,605,775           4,146,462     Section 8        93%


Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                                300       1,762,500       1,762,500           8,440,408     Section 8        95%


Boulevard Commons Limited
    Partnership IIA
Boulevard Commons IIA
Chicago, IL                                  42       1,179,812       1,179,812           1,475,488     Section 8        81%


Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                  96       2,002,560       2,002,560           2,872,971     None             88%


Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                             46       1,900,000       1,900,000           2,088,176     Section 8        91%







                                                       Capital Contributions
Local Limited Partnership                             Total               Total            Mtge. Loans
Property Name                           Number of Committed at March   Paid through        payable at      Type  Occupancy at March
Property Location                      Apt. Units   31, 2001          March 31, 2001    December 31, 2000   of         31, 2001
                                                                                                          Subsidy*
-----------------------------------------------------------------------------------  --------------------  ------------------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                                  8          52,150          52,150             239,257         FmHA           100%


El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                   236       2,022,100       2,022,100           6,654,336     Section 8          100%


EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                   95       1,102,025       1,102,025           3,177,653     Section 8           97%


Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                                12          69,658          69,658             325,924       FmHA               92%


Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                   8          49,915          49,915             222,339       FmHA               50%







                                                     Capital Contributions
Local Limited Partnership                             Total             Total             Mtge. Loans
Property Name                           Number of Committed at March Paid through         payable at      Type  Occupancy at March
Property Location                      Apt. Units   31, 2001        March 31, 2001     December 31, 2000   of         31, 2001
                                                                                                         Subsidy*
-----------------------------------------------------------------------------------   -------------------- ------------------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                                10          58,855          58,855             277,219        FmHA            80%


Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                               56         837,450         837,450             696,993      Section 8         91%


Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                                266       7,705,500       7,705,500           7,034,139       None             94%


One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX







                                                     Capital Contributions
Local Limited Partnership                             Total             Total      Mtge. Loans payable
Property Name                           Number of Committed at March Paid through  at December 31, 2000 Type of  Occupancy at
Property Location                      Apt. Units   31, 2001        March 31, 2001                      Subsidy March 31, 2001
---------------------------------------------------------------------------------- ----------------------------------------------

Crown Point Housing
    Associates, LTD (1)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                                  48       1,119,330       1,119,330       2,564,400         None           100%


Harbour View
    A Limited Partnership
Harbour View
Staten Island, NY                           122       1,350,000       1,350,000      11,142,744         None            98%


Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                    51       1,452,380       1,452,380       2,655,442         None            88%


Boston Financial Texas Properties
    Limited Partnership III (1)
Lakeway Colony
Lake Dallas, TX







                                                     Capital Contributions
Local Limited Partnership                             Total             Total        Mtge. Loans
Property Name                           Number of Committed at March  Paid through    payable at        Type of  Occupancy at March
Property Location                      Apt. Units   31, 2001        March 31, 2001 December 31, 2000    Subsidy*    31, 2001
-----------------------------------------------------------------------------------------------------  --------------------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                                40         255,000         255,000       1,108,912         FmHA              98%


Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                               50       1,200,000       1,200,000       1,697,367         None              98%


Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                                  217       5,774,113       5,774,113       9,470,968         Section 8         98%


Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                             12          70,030          70,030         301,475         FmHA              92%


Fulton Associates I, L.P.
    A Limited Partnership
Fulton
Fulton, KY                                   24         180,000         180,000         793,867         FmHA             100%


Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX






                                                     Capital Contributions
Local Limited Partnership                             Total             Total         Mtge. Loans
Property Name                           Number of Committed at March  Paid through     payable at       Type of  Occupancy at March
Property Location                      Apt. Units   31, 2001        March 31, 2001 December 31, 2000   Subsidy*      31, 2001
  ----------------------------------------------------------------------------------------------------- --------------------------

West Hallettsville Housing
    Associates, LTD (1)
Hallet-West
Hallettsville, TX

Glenbrook Housing Associates, LTD (1)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD (1)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                                 12          58,855          58,855         280,822         FmHA           100%


Brownsville Associates, L.P.
Brownsville
Brownsville, TN                              28         161,665         161,665         779,607         FmHA           100%


Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                                    15          81,205          81,205         424,757         FmHA            80%


Longview Apartments, L.P.
Longview
Humbolt, KS                                  14          91,635          91,635         396,035         FmHA           100%






                                                      Capital Contributions
Local Limited Partnership                              Total             Total         Mtge. Loans
Property Name                           Number of Committed at March    Paid through   payable at       Type of  Occupancy at March
Property Location                      Apt. Units    31, 2001        March 31, 2001 December 31, 2000   Subsidy*   31, 2001
------------------------------------------------------------------------------------------------------ --------------------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                           24         143,785         143,785         643,672         FmHA            88%


Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                             32         219,030         219,030       1,102,553         FmHA            94%


North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                               24         108,025         108,025         538,991        FmHA             88%


Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                                  125         765,000         765,000       4,039,459      Section 8          93%


Elver Park Limited Partnership II
Elver Park II
Madison, WI                                  56       1,246,385       1,246,385       1,653,967         None           100%







                                                      Capital Contributions
Local Limited Partnership                             Total              Total         Mtge. Loans
Property Name                           Number of Committed at March  Paid through     payable at         Type of  Occupancy at
Property Location                      Apt. Units   31, 2001        March 31, 2001 December 31, 2000     Subsidy  March 31, 2001
------------------------------------------------------------------------------------------------------ --------------------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                                  48       1,047,470       1,047,470       1,400,677           None          98%


Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                                  48       1,047,470       1,047,470       1,373,369           None          100%


Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                                  48       1,047,470       1,047,470       1,379,845           None          100%


Pleasant Plaza Housing L.P.
Pleasant Plaza
Malden, MA                                  125       3,340,138       3,340,138      17,890,107         Section 8       100%


241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                                24         118,828         118,828         559,677          FmHA           92%


Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                                 104       1,850,000       1,850,000       3,006,957          None          100%








                                                       Capital Contributions
Local Limited Partnership                             Total             Total        Mtge. Loans
Property Name                           Number of Committed at March  Paid through    payable at        Type of   Occupancy at March
Property Location                      Apt. Units   31, 2001        March 31, 2001 December 31, 2000    Subsidy*      31, 2001
-----------------------------------------------------------------------------------------------------  --------------------------

Breckenridge Creste Apartments, L.P.
Breckenridge
Duluth, GA                                  164       3,520,000       3,520,000       4,583,596           None             92%


Willow Lake Partners II, L.P.
    A Limited Partnership
Willow Lake
Kansas City, MO                             132       2,130,700       2,130,700       2,645,367           None             86%


Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                                  20          95,360          95,360         464,423           FmHA             95%


Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic                              24          95,000          95,000         811,071           FmHA            100%

Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                                 200       1,984,908       1,984,908       6,721,584         Section 8          96%


Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                               201       2,194,314       2,194,314       8,745,325         Section 8         100%


Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                               20         131,865         131,865         636,276           FmHA             55%






                                                        Capital Contributions
Local Limited Partnership                             Total            Total         Mtge. Loans
Property Name                           Number of Committed at March Paid through     payable at       Type of  Occupancy at March
Property Location                      Apt. Units   31, 2001        March 31, 2001 December 31, 2000   Subsidy*    31, 2001
------------------------------------------------------------------------------------------------------ --------------------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                                20         130,375         130,375         594,205          FmHA               100%


The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                                   64       1,624,100       1,624,100       1,388,829         Section 8            94 %


Diversey Square Associates II
Diversey Square II
Chicago, IL                                  48       1,031,825       1,031,825       2,537,352          Section 8          100%


Poplar Village, LTD
Poplar Village
Cumberland, KY                               36         283,945         283,945       1,194,569            None             100%
                                         ------   -------------    ------------   -------------

                                          4,634   $  66,694,434    $ 66,694,434    $183,241,733
                                         ======   =============    ============   ==============

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

 Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development
           Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

(1) The Partnership no longer has an interest in this Local Limited Partnership.

One Local Limited Partnership, Quarter Mill Associates L.P., invested in by the Partnership represents more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit apartment complex located in Richmond, Virginia.

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

Duration of leases for occupancy in the Property described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this report.

Item 3.  Legal Proceedings

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawal of these subsidies. Given existing operating deficits and Pleasant Plaza and South Holyoke's dependence on these subsidies, both Properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Except as noted above, the Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 5,867 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2001 and 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $193,248 for the year ended March 31, 2001. This increase is attributable to maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,085,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $843,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,026,000 of operating funds to replenish Reserves. At March 31, 2001, approximately $442,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,972,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made in the years ended March 31, 2001 or 2000. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2001 versus 2000

The Partnership's results of operations for the year ended March 31, 2001 resulted in a net loss of $3,181,781 as compared to a net loss of $6,671,150 for the same period in 2000. The decrease in net loss is primarily due to a decrease in provision for valuation of investment in Local Limited Partnerships and a decrease in loss on liquidation of interests in Local Limited Partnerships in 2001 versus 2000. The provision for valuation of investment in Local Limited Partnerships for the year ended March 31, 2000 resulted from reserves being set up for investments in and advances to certain Local Limited Partnerships during the year ended March 31, 2000. The decrease in loss on liquidation of interests in Local Limited Partnerships is due to the liquidation of interests in two Local Limited Partnerships during the year ended March 31, 2001. The decrease is partially offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Low-income housing tax credits

The 2000 and 1999 Tax Credits per Unit for individuals were $34.92 and $92.39, respectively. The 2000 and 1999 Tax Credits per Unit for corporations were $38.08 and $97.35, respectively. The Tax Credits per Limited Partnership stabilized in 1991. The credits have begun to decrease significantly as several Properties are reaching the end of the ten year credit period. However, because the Tax Credit compliance periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investment for the foreseeable future.

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

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in 52 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties. Boulevard Commons IIA, located in Chicago, Illinois, continues to generate an operating deficit. Expense levels at the Property are high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the Local Limited Partnership to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership redeemed 49.5% of its interest in Boulevard Commons IIA in both 1999 and 2000. The Managing General Partner plans to redeem the Partnership's remaining 1% interest in 2001.

Over the past year, operations at Breckenridge Creste, located in Duluth, Georgia, which historically has operated at a deficit, slightly improved while significant capital improvements were made to the Property. Despite the recent improvement in operations, the Managing General Partner had concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. The Partnership has the right to fully dispose of its interest in the Local Limited Partner by January 1, 2003.

As previously reported, Harbour View, located in Staten Island, New York, defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated buyer. The Managing General Partner and Local General Partner diligently attempted to reach a workout with the new lender but were unsuccessful. Effective April 24, 2001, the lender took possession of the Property. This transaction will result in recapture of credits and the allocation of taxable income to the Partnership during the 2001 tax year.

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawal of these subsidies. Given existing operating deficits and Pleasant Plaza and South Holyoke's dependence on these subsidies, both Properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership, which owns Pleasant Plaza and the Partnership's interest in the Local Limited Partnership was diluted to 4%. The Partnership has the right to put its remaining interest in the Local Limited Partnership to the Local General Partner one year from the effective date of admission of the new limited partner, or November 2001.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The Managing General Partner visited the Properties in October 2000 and found them in reasonably good condition. The Managing General Partner will continue to closely monitor Property operations.

As previously reported, the Partnership redeemed its interest in 241 Pine Street, located in Manchester, New Hampshire, effective January 1, 2000. The redemption of the Partnership's interest caused investors to have minimal taxable gain or loss for the 2000 tax year, depending upon the basis of the Property.

Operations at Willow Lake, located in Kansas City, Missouri, have improved over the past year. Several years ago the Property entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the lender is seeking full repayment of the deferred interest in the amount of approximately $230,000. The Property is unable to make the payment required under the loan workout agreement and is attempting to negotiate with the lender a mutually acceptable solution to the issue.

During 1994, the Local General Partner at the Admiral Court located in Philadelphia, Pennsylvania transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the property and is taking the position that the Property is subject to tax credit recapture due to potential non-compliance issues. The Managing General Partner disagree with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Admiral Court Partnership will suffer significant tax credit recapture or tax credit disallowance. However, it is not possible to quantify the risk at this time.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and other economic factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2001 and 2000.

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

None.
-------------------------------------------------------------------------------

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

     Name                            Position

Jenny Netzer                 Principal, Head of Housing and Community Investment
Michael H. Gladstone         Principal, Member, Legal
Lauren M. Guillette          Principal, Member, Legal

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

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University
(J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2001, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                         Amount
Title of      Name and Address of    Beneficially        Percent
 Class         Beneficial Owner         Owned           of Class

Limited       AMP, Incorporated      10,000 Units          10%
Partner       P.O. Box 3608
              Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 2001. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, an affiliate of the Managing General Partner serves as property management agent for Willow Lake, The Kyle and Breckenridge.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2001 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2% of the gross offering proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2001.

In accordance with the Partnership Agreement, 15% of the acquisition fees payable to an affiliate of the Managing General Partner is the "Deferred Acquisition Fees". The Deferred Acquisition Fees were deposited in an interest bearing account and were paid annually, with interest, at the rate of 10% per year over 10 years. Installments began on the second anniversary of the Prospectus, November 23, 1990. As of March 31, 2001, all deferred acquisition fees have been paid. $112,500 of Deferred Acquisition Fees were paid in the year ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,484 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2001 are as follows:

                                                      2001           2000
                                                 -------------- --------------

     Asset Management Fees                       $   385,161       $   382,512

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2001 are as follows:

                                                      2001             2000
                                                  -----------       -----------
     Salaries and benefits expense
      reimbursements                             $   603,834       $   142,324

Property Management Fees

Affiliates of the Managing General Partners are management agents for three Local Limited Partnerships during the year ended December 31, 2000 and four Local Limited Partnerships during the year ended December 31, 1999. Fees charged in each of the two years ended December 31, 2000 are as follows:

                                                    2000             1999
                                                -----------       -----------

     Property Management Fees                   $   103,412       $   150,066

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                          Date:    June  28    , 2001
           ---------------------------------------           -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June  29 , 2001
           ---------------------------------------              ----------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                     Date:   June  29 , 2001
           -----------------------------                       ----------------
           Michael H. Gladstone
           Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2001

                                      Index


                                                                    Page No.

Report of Independent Accountants
    For the years ended March 31, 2001 and 2000                        F-2

Financial Statements

     Balance Sheet - March 31, 2001                                    F-3

     Statements of Operations - For the years ended
       March 31, 2001 and 2000                                         F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2001 and 2000      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2001 and 2000                                         F-6

     Notes to the Financial Statements                                 F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $10,759,229 at March 31, 2001, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,275,388) and $(2,556,821) for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                  BALANCE SHEET
                                 March 31, 2001



Assets

Cash and cash equivalents                                       $     366,041
Marketable securities, at fair value (Note 3)                         677,156
Investments in Local Limited Partnerships, net (Note 4)            10,759,229
Interest receivable                                                    12,581
Note receivable, affiliate (Note 7)                                 1,388,829
Interest receivable, affiliate (Note 7)                                68,920
                                                                -------------
     Total Assets                                               $  13,272,756
                                                                ==============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                         $   3,360,093
Accrued expenses                                                      340,288
Note payable, affiliate (Note 5)                                      514,968
                                                                -------------
     Total Liabilities                                              4,215,349
                                                                -------------

General, Initial and Investor Limited Partners' Equity              9,049,733
Net unrealized gains on marketable securities                           7,674
                                                                -------------
     Total Partners' Equity                                         9,057,407
                                                                -------------
     Total Liabilities and Partners' Equity                     $  13,272,756
                                                                =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000


                                                                                 2001           2000
                                                                            ------------     -----------
Revenue:
   Investment                                                               $     49,751     $    36,967
   Recovery of bad debt                                                           39,366          27,002
   Other                                                                         320,394         148,809
                                                                            ------------     -----------
     Total Revenue                                                               409,511         212,778
                                                                            ------------     -----------

Expenses:
   Asset management fees, affiliate  (Note 5)                                    385,161         382,512
   General and administrative (includes reimbursements
     to affiliates of $603,834 and $142,324, respectively) (Note 5)              850,881         365,743
   Provision for valuation of investments in
     Local Limited Partnerships                                                        -       2,661,103
   Interest                                                                        6,000           6,000
   Amortization                                                                   73,862         125,801
                                                                            ------------     -----------
     Total Expenses                                                            1,315,904       3,541,159
                                                                            ------------     -----------

Loss before equity in losses of Local Limited
   Partnerships and loss on liquidation of interests
   in Local Limited Partnerships                                                (906,393)     (3,328,381)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                      (2,275,388)     (2,556,821)

Loss on liquidation of interests
   in Local Limited Partnerships (Note 6)                                              -        (785,948)
                                                                            ------------    ------------

Net Loss                                                                    $ (3,181,781)   $ (6,671,150)
                                                                            ============    ============

Net Loss Allocated:
   General Partners                                                         $    (31,818)   $    (66,711)
   Limited Partners                                                           (3,149,963)     (6,604,439)
                                                                            ------------    ------------
                                                                            $ (3,181,781)   $ (6,671,150)
                                                                            ============    ============

Net Loss per Limited Partnership Unit (100,000 Units)                       $     (31.50)   $     (66.04)
                                                                            ============    ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2001 and 2000


                                                                                         Net
                                                           Initial     Investor      Unrealized
                                             General       Limited      Limited         Gains
                                            Partners      Partners     Partners       (Losses)         Total
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 1999                 $  (686,818)    $  5,000   $  19,584,482   $       237  $  18,902,901
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -        (1,236)        (1,236)
   Net Loss                                   (66,711)           -      (6,604,439)            -     (6,671,150)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (66,711)           -      (6,604,439)       (1,236)    (6,672,386)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2000                    (753,529)       5,000      12,980,043          (999)    12,230,515
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Income (Loss):
   Change in unrealized losses
     on marketable securities
     available for sale                             -            -               -         8,673          8,673
   Net Loss                                   (31,818)           -      (3,149,963)            -     (3,181,781)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Income (Loss)                   (31,818)           -      (3,149,963)        8,673     (3,173,108)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2001                 $  (785,347)    $  5,000   $   9,830,080   $     7,674  $   9,057,407
                                          ===========     ========   =============   ===========  =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000



                                                                                 2001           2000
                                                                            ------------    ------------
Cash flows from operating activities:
   Net Loss                                                                 $ (3,181,781)   $ (6,671,150)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                            2,275,388       2,556,821
     Provision for valuation of investments in Local Limited
       Partnerships                                                              (39,366)      2,634,101
     Loss on liquidation of interests in Local
       Limited Partnerships                                                            -         785,948
     Amortization                                                                 73,862         125,801
     Cash distributions included in net loss                                     (91,692)        (46,800)
     Gain on sales and maturities of marketable securities, net                   (2,215)           (202)
     Other non-cash item                                                         (71,856)              -
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Interest receivable                                                        (6,047)         (1,043)
       Interest receivable, affiliate                                            (68,104)          2,317
       Prepaid expenses                                                                -           2,240
       Accounts payable to affiliates                                            988,995         393,342
       Accrued expenses                                                           29,909          55,591
                                                                            ------------    ------------
Net cash used for operating activities                                           (92,907)       (163,034)
                                                                            ------------    ------------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                             -         (85,000)
   Repayment of advances to (advances to) Local
     Limited Partnerships                                                         39,366        (547,969)
   Purchases of marketable securities                                           (868,033)       (279,748)
   Proceeds from sales and maturities of
     marketable securities                                                       605,000         597,267
   Cash distributions received from Local
     Limited Partnerships                                                        481,450         268,591
   Decrease in deferred acquisition fee escrow                                         -         112,500
   Payment of deferred acquisition fees                                                -        (112,500)
   Repayment of notes receivable from affiliate                                   28,372          43,693
                                                                            ------------    ------------
Net cash provided by (used for) investing activities                             286,155          (3,166)
                                                                            ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                                              193,248        (166,200)

Cash and cash equivalents, beginning                                             172,793         338,993
                                                                            ------------    ------------

Cash and cash equivalents, ending                                           $    366,041    $    172,793
                                                                            ============    ============

Supplemental Disclosure of cash flow information:
   Cash paid for interest                                                   $      6,000    $      6,000
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. At March 31, 2001, the Managing General Partner has designated approximately $442,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investment in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000 and 1999.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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


2.  Significant Accounting Policies (continued)
    ------------------------------------------

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

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                                  Cost           Gains            Losses        Value
                                               -----------    -----------       ----------   -----------
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $   669,482    $     7,674       $      -     $   677,156
                                               -----------    -----------       --------     -----------

Marketable Securities
   at March 31, 2001                           $   669,482    $     7,674       $      -     $   677,156
                                               ===========    ===========       ========     ===========


The contractual maturities at March 31, 2001 are as follows:
                                                                   Fair
                                                    Cost           Value

Due in less than one year                       $   470,567     $   476,688
Due in one to five years                            198,915         200,468
                                                -----------     -----------
                                                $   669,482     $   677,156
                                                ===========     ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. There were no proceeds from sales of marketable securities during the year ended March 31, 2001. Proceeds from the sales of marketable securities were approximately $25,000 during the year ended March 31, 2000. Proceeds from the maturities of marketable securities were approximately $605,000, and $572,000 during the years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $2,215 and $229 that were realized on the sales during the years ended March 31, 2001 and 2000, respectively, and gross losses of $27 that were realized on the sales during the year ended March 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in fifty-two Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners
   of Local Limited Partnerships                                                                 $  68,082,666

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $58,772,174)                                       (54,116,845)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                       (3,370,970)
                                                                                                 -------------

Investments in Local Limited Partnerships before adjustment                                         10,594,851

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     6,220,170

   Accumulated amortization of acquisition fees and expenses                                        (1,705,032)
                                                                                                 -------------

Investments in Local Limited Partnerships before reserve for valuation                              15,109,989

Reserve for valuation of investments in Local Limited Partnerships                                  (4,350,760)
                                                                                                 -------------
Investments in Local Limited Partnerships                                                        $  10,759,229
                                                                                                 =============

The Partnership has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of the investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

Summarized financial information as of December 31, 2000 and 1999 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2000                1999
                                                                           ---------------     ---------------
Assets:
   Investment property, net                                                $   138,053,035     $   145,617,505
   Other assets, net                                                            20,284,852          20,849,365
                                                                           ---------------     ---------------
       Total assets                                                        $   158,337,887     $   166,466,870
                                                                           ===============     ===============

Liabilities and Partners' Equity:
   Mortgages notes payable                                                 $   183,241,733     $   182,325,423
   Other liabilities                                                            25,936,773          25,395,252
                                                                           ---------------     ---------------
       Total liabilities                                                       209,178,506         207,720,675
                                                                           ---------------     ---------------

Partners' Equity:
   Partnership's deficiency                                                    (51,556,740)        (41,704,113)
   Other partners' equity                                                          716,121             450,308
                                                                           ---------------     ---------------
       Total partners' deficiency                                              (50,840,619)        (41,253,805)
                                                                           ---------------     ---------------
         Total liabilities and partners' deficiency                      $     158,337,887   $     166,466,870
                                                                          =================   =================

Summarized Income Statements - For
the year ended December 31,
                                                                                  2000                1999
                                                                           ---------------     ---------------

Rental and other income                                                    $    32,425,990     $    32,934,213
                                                                           ---------------     ---------------

Expenses:
   Operating expenses                                                           21,175,241          18,574,722
Interest expense                                                                14,352,714          14,023,088
   Depreciation and amortization                                                 7,301,555           7,531,771
Provision for valuation of real estate                                                   -             853,176
                                                                           ---------------     ---------------
     Total expenses                                                             42,829,510          40,982,757
                                                                           ---------------     ---------------

Net Loss                                                                   $   (10,403,520)    $    (8,048,544)
                                                                           ===============     ===============

Partnership's share of Net Loss (2000 includes adjustment from prior year) $    (8,896,145)    $    (7,508,507)
                                                                           ===============     ===============
Other partners' share of Net Loss                                          $    (1,509,586)    $      (540,037)
                                                                           ===============     ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

For the years ended March 31, 2001 and 2000, the Partnership has not recognized $6,620,757 and $5,445,087 respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $493,401 of previously unrecognized losses in the year ended March 31, 2000.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($51,556,740) differs from the Partnership's investments in Local Limited Partnerships before adjustment of $10,594,851 primarily because the Partnership has not recognized approximately $58,772,000 of losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments and the Partnership has included advances of approximately $1,388,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

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

An affiliate of the Managing General Partner currently receives $7,484 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $385,161 and $382,512 for the years ended March 31, 2001 and 2000, respectively. Payables to affiliates of the Managing General Partner relating to the aforementioned fees equaled $2,718,121 at March 31, 2001.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000 is $603,834 and $142,324, respectively, that the Partnership will pay as reimbursement for salaries and benefits. As of March 31, 2001, $641,972 is payable to an affiliate of the Managing General Partner for salaries and benefits.

During the year ended December 31, 2000, an affiliate of the Managing General Partner managed three Properties in which the Partnership invested. Included in operating expenses in the summarized income statements in Note 4 to the financial statements is $103,412 of fees earned by the affiliate for the year then ended.

During the year ended December 31, 1999, affiliates of the Managing General Partner managed four Properties in which the Partnership invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $150,066 of fees earned by these affiliates for the year then ended.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 2001, $514,968 is due to an affiliate of the Managing General Partner for this note.

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

7.       Note Receivable

The Partnership has a note receivable from The Temple Kyle, Local Limited Partnership in which the fund has invested. The note is due in monthly installments of $10,833 including interest at prime plus 1.00 percent (an effective rate of 10.50 and 9.50 percent in 2001 and 2000, respectively), through its maturity date on June 1, 2005. The note is collateralized by the Property owned by the Local Limited Partnership.

Minimum principal payments on the note receivable to maturity as of March 31, 2001, are as follows:

                           2001                      $      88,405
                           2002                             84,983
                           2003                             93,881
                           2004                            103,712
                           2005 and after                1,017,848
                                                     -------------
                               Total                 $   1,388,829
                                                     =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                     2001              2000
                                                                                -------------    -------------

Net Loss per financial statements                                               $  (3,181,781)   $  (6,671,150)

Adjustment for equity in losses of Local Limited Partnerships for tax purposes in excess of equity in losses for financial
   reporting purposes                                                              (2,282,943)         (10,491)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (6,620,757)      (4,951,686)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                      (148,287)          91,250

Provision for valuation of investments in Local Limited Partnerships for financial reporting purposes in excess of bad debt recovery for
   tax purposes                                                                       (28,381)       2,667,969

Loss on liquidation of interests in Local Limited Partnerships for financial
   reporting purposes in excess of liquidation for tax purposes                       141,718          789,200

Amortization not deductible for tax purposes                                           73,862          125,801

Related party expenses for financial reporting (tax) purposes in excess
   of related party expenses for tax (financial reporting) purposes                (2,233,803)         382,652

Cash distributions included in net loss for financial reporting purposes               39,378         (117,751)
                                                                                -------------    -------------

Net Loss per tax return                                                         $ (14,240,994)   $  (7,694,206)
                                                                                =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes as of March 31, 2001 are as follows:

                                                          Financial              Tax
                                                          Reporting           Reporting
                                                          Purposes            Purposes            Differences
                                                       ------------        -------------       --------------

   Investments in Local Limited Partnerships           $ 10,759,229        $ (29,875,442)      $   40,634,671
                                                       ============        =============       ==============
   Other assets                                        $  2,513,527        $  15,491,780       $  (12,978,253)
                                                       ============        =============       ==============
   Liabilities                                         $  4,215,349        $   3,919,145       $      296,204
                                                       ============        =============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $45,864,000 greater than for financial reporting purposes, including approximately $58,772,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Partnership has provided a provision for valuation of approximately $4,351,000 against its investments in Local Limited Partnerships for financial reporting purposes; iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $1,705,000; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.