Form 10QSB
period 2001-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2001-08-14
CIK 839345

August 14 2001


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 01-18462


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

For the quarterly period ended                       June 30, 2001
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                               ------------------      -------------------------


                         Commission file number 01-18462

                Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   Delaware                             04-3032106
-------------------------------------------    ------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------- ----------------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                          1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2001 and 2000                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2001           3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2001 and 2000                        4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

PART II - OTHER INFORMATION

Items 1-6                                                                  10

SIGNATURE  11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                       $     354,962
Marketable securities, at fair value                                  605,511
Investments in Local Limited Partnerships, net (Note 1)            10,397,047
Note receivable, affiliate                                          1,388,829
Interest receivable, affiliate                                         64,959
Other asset                                                             9,279
                                                                -------------
   Total Assets                                                 $  12,820,587
                                                                =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                  $   3,344,698
Accrued expenses                                                      361,094
Note payable, affiliate                                               514,968
                                                                -------------
   Total Liabilities                                                4,220,760
                                                                -------------

General, Initial and Investor Limited Partners' Equity              8,595,926
Net unrealized gains on marketable securities                           3,901
                                                                -------------
   Total Partners' Equity                                           8,599,827
                                                                -------------
   Total Liabilities and Partners' Equity                       $  12,820,587
                                                                =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)




                                                                         2001                   2000
                                                                     -------------          -------------
Revenue:
   Investment                                                        $      17,628          $     10,768
   Recovery of bad debt                                                          -                10,955
   Other                                                                    29,543                37,112
                                                                     -------------          ------------
     Total Revenue                                                          47,171                58,835
                                                                     -------------          ------------

Expenses:
   Asset management fees, related party                                     95,415                90,545
   General and administrative (includes
     reimbursements to affiliates of $128,411 and
     $74,325 in 2001 and 2000, respectively)                               182,295               117,742
   Interest                                                                  1,500                 1,500
   Amortization                                                             18,466                23,651
                                                                     -------------          ------------
     Total Expenses                                                        297,676               233,438
                                                                     -------------          ------------

Loss before equity in losses of Local Limited
   Partnerships                                                           (250,505)             (174,603)

Equity in losses of Local Limited Partnerships (Note 1)                   (203,302)             (405,138)
                                                                     -------------          ------------

Net Loss                                                             $    (453,807)         $   (579,741)
                                                                     =============          ============

Net Loss allocated:
   General Partners                                                  $      (4,538)         $     (5,797)
   Limited Partners                                                       (449,269)             (573,944)
                                                                     -------------          ------------
                                                                     $    (453,807)         $   (579,741)
                                                                     =============          ============
Net Loss per Limited Partnership Unit
   (100,000 Units)                                                   $      (4.49)          $      (5.74)
                                                                     ============           ============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)



                                                        Initial         Investor         Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners         Partners        Gains           Total
                                      -----------     ---------------  ----------     ---------       ---------

Balance at March 31, 2001             $  (785,347)    $   5,000      $   9,830,080   $     7,674   $   9,057,407
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -        (3,773)         (3,773)
   Net Loss                                (4,538)            -           (449,269)            -        (453,807)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Loss                         (4,538)            -           (449,269)       (3,773)       (457,580)
                                      -----------     ---------      -------------   -----------   -------------

Balance at June 30, 2001              $  (789,885)    $   5,000      $   9,380,811   $     3,901   $   8,599,827
                                      ===========     =========      =============   ===========   =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)




                                                                          2001                     2000
                                                                      ------------             ------------

Net cash used for operating activities                                $   (222,552)            $    (25,955)

Net cash provided by investing activities                                  211,473                   30,546
                                                                      ------------             ------------

Net increase (decrease) in cash and cash equivalents                       (11,079)                   4,591

Cash and cash equivalents, beginning                                       366,041                  172,793
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    354,962             $    177,384
                                                                      ============             ============

Supplemental Disclosure:
   Cash paid for interest                                             $      1,500             $      1,500
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in fifty-one Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  66,902,855

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $58,976,387)                                                           (53,433,501)

Cumulative cash distributions received from Local Limited Partnerships                            (3,494,274)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                        9,975,080

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,075,901

   Accumulated amortization of acquisition fees and expenses                                      (1,685,365)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            14,365,616

Reserve for valuation of investments in Local Limited Partnerships                                (3,968,569)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  10,397,047
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $1,313,807. For the three months ended June 30, 2001, the Partnership has not recognized $1,387,896 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $277,391 of previously unrecognized losses in the three months ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $11,079 for the three months ended June 30, 2001. This decrease is attributable to cash used for operations and purchase of marketable securities partially offset by maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,088,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $810,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,475,000 of operating funds to replenish Reserves. At June 30, 2001, approximately $921,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,972,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

For the three months ended June 30, 2001, Partnership's operations resulted in a net loss of $453,807 as compared to a net loss of $579,741 for the same period in 2000. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships offset by an increase in general and administrative expenses. The decrease in equity in losses is due to the recognition of previously unrecognized losses for one Local Limited Partnership. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in fifty-one Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

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

Over the past year, operations at Breckenridge Creste, located in Duluth, Georgia, which historically has operated at a deficit, slightly improved while significant capital improvements were made to the Property. Despite the recent improvement in operations, the Managing General Partner had concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by January 1, 2003.

As previously reported, Harbour View, located in Staten Island, New York, had defaulted on its HUD-insured loan. Subsequently, the lender assigned the loan to HUD. In December 1996, the mortgage was sold at auction to an unaffiliated buyer. The Managing General Partner and Local General Partner diligently attempted to reach a workout with the new lender but were unsuccessful. Effective April 24, 2001, the lender took possession of the Property. This transaction will result in recapture of credits of approximately $7 per unit and the allocation of taxable income to the Partnership during the 2001 tax year.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawal of these subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, both Properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership which owns Pleasant Plaza and the Partnership's interest in the Local Limited Partnership was diluted to 4%. The Partnership has the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one year from the effective date of admitting the new investor limited partner, or November 2001.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. Lend Lease Asset Management visited the Properties in October 2000 and found them in reasonably good condition. The Managing General Partner will continue to closely monitor Property operations.

Operations at Willow Lake, located in Kansas City, Missouri, have improved over the past year. Several years ago the Property entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001 and the lender is seeking full repayment of the deferred interest in the amount of approximately $230,000. The Property is unable to make the payment required under the loan workout agreement and is attempting to negotiate with the lender a mutually acceptable solution to the issue.

During 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Admiral Court Partnership and, consequently, the Partnership could suffer significant tax credit recapture or tax credit disallowance. However, it is not possible to quantify the potential amount at this time.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Increased competition for Georgetown Apartments, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase and the local taxing authority is contemplating a 300% increase in the real estate tax rate. The Property no longer generates tax credits and the compliance period expires in 2005. Recently, the non-profit organization which holds the Property's long term ground lease, offered to transfer the land at little or no cost. At this time, we are researching the legal and tax issues associated with this potential transfer.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused high occupancy, deferred maintenance and curb appeal issues. As a result, the site management company was replaced during the first quarter of 2001. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property, which will be repaid through operations. Should the entire amount of the advance not be repaid by December 31, 2001, the Local General Partner is obligated to pay back 50% of the remaining balance. We believe that the Property's operations will stabilize in the near future.

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of Lend Lease and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. Recently, the site management company at the Property informed Lend Lease that it would like to terminate its management contract. We believe this presents an opportunity to select an entity to assume management of the Property as well as to assume the Local General Partner interest and to develop a strategy for the Partnership to dispose of its interest in the Property. We are currently preparing materials to distribute to potential buyers.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exits, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14 , 2001                BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                       CREDITS L.P. III

                                         By:  Arch Street III, Inc.,
                                              its Managing General Partner




                                  /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment