Form 10QSB
period 2001-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2001-11-13
CIK 839345

November 14, 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for Quarter Ended September 30, 2001
       File Number 01-18462


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

For the quarterly period ended      September 30, 2001
                               ------------------------------------------------

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -----------------------


                         Commission file number 01-18462
                                                --------
         Boston Financial Qualified Housing Tax Credits L.P. III
      ----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


 Delaware                                          04-3032106
--------------------------------            -------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106
--------------------------------------------      -----------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                       ------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2001 and 2000                                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2001                          3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2001 and 2000                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

PART II - OTHER INFORMATION

Items 1-6                                                                                    10

SIGNATURE                                                                                    11


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     395,392
Marketable securities, at fair value                                                                   617,984
Investments in Local Limited Partnerships, net  (Note 1)                                             9,759,498
Note receivable, affiliate                                                                           1,388,829
Interest receivable, affiliate                                                                          60,915
Other asset                                                                                              9,045
                                                                                                 -------------
     Total Assets                                                                                $  12,231,663
                                                                                                 =============     =

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   3,530,705
Accrued expenses                                                                                       352,379
Note payable, affiliate                                                                                514,968
                                                                                                 -------------
     Total Liabilities                                                                               4,398,052
                                                                                                 -------------     -

General, Initial and Investor Limited Partners' Equity                                               7,820,400
Net unrealized gains on marketable securities                                                           13,211
                                                                                                 -------------
     Total Partners' Equity                                                                          7,833,611
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  12,231,663
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                        Three Months Ended                Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2001              2000              2001             2000
                                                 --------------   ---------------   --------------     -------------
Revenue:
   Investment                                    $      12,064    $       12,042    $      29,692      $     22,810
   Recovery of bad debt                                  9,695                 -            9,695                 -
   Other                                                69,003            17,895           98,546            55,962
                                                 -------------    --------------    -------------      ------------
       Total Revenue                                    90,762            29,937          137,933            78,772
                                                 -------------    --------------    -------------      ------------
Expenses:
   Asset management fees, affiliate                     97,286            99,521          192,701           190,066
   General and administrative (includes
     reimbursements to affiliates of $217,132
     and $111,487 in 2001 and 2000,
     respectively)                                     129,954           102,169          312,249           219,911
   Provision for valuation of investments in
     Local Limited Partnerships                              -            10,000                -                 -
   Interest                                              1,500             1,000            3,000             2,500
   Amortization                                         17,774            21,011           36,240            44,662
                                                 -------------    --------------    -------------      ------------
       Total Expenses                                  246,514           233,701          544,190           457,139
                                                 -------------    --------------    -------------      ------------

Loss before equity in losses of Local Limited
   Partnerships                                       (155,752)         (203,764)        (406,257)         (378,367)
Equity in losses of Local Limited Partnerships
   (Note 1)                                           (619,774)         (542,832)        (823,076)         (947,970)
                                                 -------------    --------------    -------------      ------------

Net Loss                                         $    (775,526)   $     (746,596)   $  (1,229,333)     $ (1,326,337)
                                                 =============    ==============    =============      ============

Net Loss allocated:
   To General Partners                           $      (7,755)   $       (7,466)   $     (12,293)     $    (13,263)
   To Limited Partners                                (767,771)         (739,130)      (1,217,040)       (1,313,074)
                                                 -------------    --------------    -------------      ------------
                                                 $    (775,526)   $     (746,596)   $  (1,229,333)     $ (1,326,337)
                                                 =============    ==============    =============      ============
Net Loss per Limited Partnership
   Unit (100,000 Units)                          $       (7.68)   $       (7.39)    $     (12.17)      $     (13.13)
                                                 =============    =============     ============       ============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)





                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners         Partners       Gains           Total
                                      -----------    ---------------   ---------     ---------       ---------

Balance at March 31, 2001             $  (785,347)    $   5,000      $   9,830,080   $     7,674   $   9,057,407
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -         5,537           5,537
   Net Loss                               (12,293)            -         (1,217,040)            -      (1,229,333)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)               (12,293)            -         (1,217,040)        5,537      (1,223,796)
                                      -----------     ---------      -------------   -----------   -------------

Balance at September 30, 2001         $  (797,640)    $   5,000      $   8,613,040   $    13,211   $   7,833,611
                                      ===========     =========      =============   ===========   =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                  2001                2000
                                                                             -------------       -------------

Net cash used for operating activities                                       $    (227,499)      $     (64,479)

Net cash provided by investing activities                                          256,850               8,492
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                                29,351             (55,987)
Cash and cash equivalents, beginning                                               366,041             172,793
                                                                             -------------       -------------
Cash and cash equivalents, ending                                            $     395,392       $     116,806
                                                                             =============       =============
Supplemental Disclosure:
    Cash paid for interest                                                   $       3,000       $       2,500
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  66,751,960

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $60,933,204)                                                           (54,015,252)

Cumulative cash distributions received from Local Limited Partnerships                            (3,532,298)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                        9,204,410

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   6,075,901

   Accumulated amortization of acquisition fees and expenses                                      (1,703,139)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          13,577,172

Reserve for valuation of investments in Local Limited Partnerships                                (3,817,674)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $   9,759,498
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $3,852,375. For the six months ended September 30, 2001, the Partnership has not recognized $3,029,299 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2001, the Fund had cash and cash equivalents of $395,392, compared with $366,041 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations, and purchases of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,095,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $778,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,513,000 of operating funds to replenish Reserves. At September 30, 2001, approximately $994,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,962,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended September 30, 2001, the Partnership's operations resulted in a net loss of $775,526 as compared to a net loss of $746,596 for the same period in 2000. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses partially offset by an increase in other revenue. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing losses relating to one Local Limited Partnership whose losses were not recognized in the prior period. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership. The increase in other revenue is primarily attributable to increased interest income received on a note receivable held by the Partnership.

Six Month Period

For the six months ended September 30, 2001, the Partnership's operations resulted in a net loss of $1,229,333 as compared to a net loss of $1,326,337 for the same period in 2000. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships and an increase in other revenue offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership. The increase in other revenue is primarily attributable to increased interest income received on a note receivable held by the Partnership.

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

Boulevard Commons IIA, located in Chicago, Illinois continues to generate an operating deficit. Expense levels at the Property are high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the Property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership transferred 99% of its interest in Boulevard Commons IIA in 1999 and 2000. During August 2001, the Partnership transferred its remaining 1% interest in the Property. Therefore, the Partnership no longer has an interest in the Property.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Operations at Breckenridge Creste, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by January 1, 2003.

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

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawal of these subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke House, both Properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership that owns Pleasant Plaza and the Partnership 's interest in the Local Limited Partnership was diluted to 4%. The Partnership has the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one-year from the effective date of admitting the new investor limited partner. Effective October 8, 2001 the Partnership transferred its remaining interest in the Property. Therefore, the Partnership no longer has an interest in Pleasant Plaza.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Operations at Willow Lake, located in Kansas City, Missouri, have improved over the past year. Several years ago the Property entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001 and the lender is seeking full repayment of the deferred interest in the amount of approximately $230,000. The Property is unable to make the payment required under the loan workout agreement and continues to negotiate with the lender to find a mutually acceptable solution to the issue.

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

Increased competition for Georgetown Apartments, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase and the local taxing authority is contemplating a 300% increase in the real estate tax rate. The Property no longer generates tax credits and the compliance period expires in 2005. Recently, the non-profit organization that holds the Property's long term ground lease, offered to transfer the land at little cost. At this time, we are researching the legal and tax issues associated with this potential transfer.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy issues, deferred maintenance and curb appeal issues. As a result, the site management company was replaced during the first quarter of 2001. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property, which will be repaid through operations. Should the entire amount of the advance not be repaid by December 31, 2001, the Local General Partner is obligated to pay back 50% of the remaining balance. We believe that the Property's operations will stabilize in the near future.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 14, 2001                BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                        CREDITS L.P. III

                                        By:  Arch Street III, Inc.,
                                             its Managing General Partner





                                             /s/Jenny Netzer
                                             ---------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment