Form 10QSB
period 2001-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2002-02-13
CIK 839345

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for Quarter Ended December 31, 2001
       File Number 01-18462


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

For the quarterly period ended     December 31, 2001
                              --------------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                               ------------------------------------------------


                        Commission file number 01-18462
                                               --------
             Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------ ------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                    04-3032106
----------------------------------------       ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 101 Arch Street, Boston, Massachusetts             02110-1106
 -------------------------------------------     ----------------------
 (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code     (617)439-3911
                                                 ------------------------------


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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2001 and 2000                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2001                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2001 and 2000                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

PART II - OTHER INFORMATION

Items 1-6                                                                                    11

SIGNATURE                                                                                    12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     737,820
Marketable securities, at fair value                                                                   515,905
Investments in Local Limited Partnerships, net  (Note 1)                                             9,563,846
Note receivable, affiliate                                                                           1,388,829
Interest receivable, affiliate                                                                          56,787
Other asset                                                                                              8,223
                                                                                                 -------------

     Total Assets                                                                                $  12,271,410
                                                                                                 =============


Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $   3,695,702
Accrued expenses                                                                                       367,812
Note payable, affiliate                                                                                514,968
                                                                                                 -------------

     Total Liabilities                                                                               4,578,482
                                                                                                 -------------


General, Initial and Investor Limited Partners' Equity                                               7,682,222
Net unrealized gains on marketable securities                                                           10,706
                                                                                                 --------------
     Total Partners' Equity                                                                          7,692,928
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  12,271,410
                                                                                                 =============



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                  December 31,      December 31,      December 31,    December 31,
                                                      2001              2000              2001            2000
                                                 --------------   ---------------   --------------   --------------
Revenue:
   Investment                                    $       11,287   $        12,169   $       40,979   $       34,979
   Recovery of bad debt                                 136,422            15,719          146,117           16,674
   Other                                                 16,399            23,288          114,945           78,295
                                                 --------------   ---------------   --------------   --------------

     Total Revenue                                      164,108            51,176          302,041          129,948
                                                 --------------   ---------------   --------------   --------------

Expenses:
   Asset management fees, related party                  91,673            95,938          284,374          286,004
   General and administrative (includes
     reimbursements to affiliate of $290,456
     and $428,609 in 2001 and 2000, respectively)       131,745           413,252          443,994          633,163
   Interest                                               1,500             2,000            4,500            4,500
   Amortization                                          26,239            15,685           62,479           60,347
                                                 --------------   ---------------   --------------   --------------
     Total Expenses                                     251,157           526,875          795,347          984,014
                                                 --------------   ---------------   --------------   --------------

Loss before equity in losses of Local
   Limited Partnerships                                 (87,049)         (475,699)        (493,306)        (854,066)

Equity in losses of Local Limited Partnerships
   (Note 1)                                             (51,129)         (179,468)        (874,205)      (1,127,438)
                                                 --------------   ---------------   --------------   --------------

Net Loss                                         $     (138,178)  $      (655,167)  $   (1,367,511)  $   (1,981,504)
                                                 ==============   ===============   ==============   ==============

Net Loss allocated:
   To General Partners                           $       (1,382)  $        (6,552)  $      (13,675)  $      (19,815)
   To Limited Partners                                 (136,796)         (648,615)      (1,353,836)      (1,961,689)
                                                 --------------   ---------------   --------------   --------------
                                                 $     (138,178)  $      (655,167)  $   (1,367,511)  $   (1,981,504)
                                                 ==============   ===============   ==============   ==============

Net Loss per Limited Partnership Unit
   (100,000 Units)                               $        (1.37)  $         (6.49)  $      (13.54)   $       (19.62)
                                                 ==============   ===============   =============    ==============



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners        Partners         Gains           Total
                                      -----------     ---------------  -----------   -----------   -------------

Balance at March 31, 2001             $  (785,347)    $   5,000      $   9,830,080   $     7,674   $   9,057,407
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -         3,032           3,032
   Net Loss                               (13,675)            -         (1,353,836)            -      (1,367,511)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)               (13,675)            -         (1,353,836)        3,032      (1,364,479)
                                      -----------     ---------      -------------   -----------   -------------

Balance at December 31, 2001          $  (799,022)    $   5,000      $   8,476,244   $    10,706   $   7,692,928
                                      ===========     =========      =============   ===========   =============



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                   2001                2000
                                                                             ---------------     --------------

Net cash used for operating activities                                       $      (210,785)    $     (114,942)

Net cash provided by investing activities                                            582,564            188,736
                                                                             ---------------     --------------

Net increase in cash and cash equivalents                                            371,779             73,794

Cash and cash equivalents, beginning                                                 366,041            172,793
                                                                             ---------------     --------------

Cash and cash equivalents, ending                                            $       737,820     $      246,587
                                                                             ===============     ==============

Supplemental Disclosure:
    Cash paid for interest                                                   $         4,500     $        4,500
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in fifty Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  65,265,537

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $60,688,966)                                                           (52,624,695)

Cumulative cash distributions received from Local Limited Partnerships                            (3,621,282)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                        9,019,560

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,921,863

   Accumulated amortization of acquisition fees and expenses                                      (1,696,326)
                                                                                               -------------

Investments in Local Limited Partnerships prior to reserve for valuation                          13,245,097

Reserve for valuation of investments in Local Limited Partnerships                                (3,681,251)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $   9,563,846
                                                                                               =============



The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $4,948,297. For the nine months ended December 31, 2001, the Partnership has not recognized $4,074,092 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of $737,820 compared with $366,041 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities, cash distributions received from Local Limited Partnerships and reimbursements of advances to a Local Limited Partnership. These increases are partially offset by cash used for operations, and purchases of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. Professional fees relating to various property issues totaling approximately $2,107,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 have also been used to make additional capital contributions to three Local Limited Partnerships, and the Partnership has paid approximately $745,000 (net of paydowns) to purchase the mortgage of a Local Limited Partnership. To date, the Partnership has used approximately $2,616,000 of operating funds to replenish Reserves. At December 31, 2001, approximately $1,254,000 of cash, cash equivalents and marketable securities have been designated as Reserves. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. The Partnership has advanced approximately $1,825,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended December 31, 2001, the Partnership's operations resulted in a net loss of $138,178 as compared to a net loss of $655,167 for the same period in 2000. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and a recovery of bad debt recognized in the 2001 period. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the three months ended December 31, 2000. The recovery of bad debt was recognized in the 2001 period because reimbursements were received for advances previously made to a Local Limited Partnership. These advances had previously been reserved for by the Partnership.

Nine Month Period

For the nine months ended December 31, 2001, the Partnership's operations resulted in a net loss of $1,367,511 as compared to a net loss of $1,981,504 for the same period in 2000. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and a recovery of bad debt recognized in the 2001 period. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the three months ended December 31, 2000. The recovery of bad debt was recognized in the 2001 period because reimbursements were received for advances previously made to a Local Limited Partnership. These advances had previously been reserved for by the Partnership.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in fifty Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

Boulevard Commons IIA, located in Chicago, Illinois continuously to generated operating deficits. Expense levels at the Property were higher due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the Property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership transferred 99% of its interest in Boulevard Commons IIA over two years beginning in 1999. During August 2001, the Partnership transferred its remaining 1% interest in the Property. Therefore, the Partnership no longer has an interest in the Property.

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

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner, separate from its responsibilities to Pleasant Plaza or South Holyoke, joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA to find a solution to the problems that will result from the withdrawal of these subsidies. Given existing operating deficits and the dependence on these subsidies by Pleasant Plaza and South Holyoke, both Properties are in default on their mortgage obligations. On September 16, 1998, the Partnership also joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership that owns Pleasant Plaza and the Partnership 's interest in the Local Limited Partnership was diluted to 4%. The Partnership has the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one-year from the effective date of admitting the new investor limited partner. Effective October 8, 2001 the Partnership transferred its remaining interest in the Property. Therefore, the Partnership no longer has an interest in Pleasant Plaza.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made any payments towards the mortgage during 2001. The Managing General Partner will continue to closely monitor Property operations.

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

During 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Admiral Court Partnership and consequently, the Partnership could suffer significant tax credit recapture or tax credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's tax credit stream ended in 1999.

Increased competition for Georgetown Apartments, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase and the local taxing authority is contemplating a 300% increase in the real estate tax rate. The Property no longer generates tax credits and the compliance period expires in 2005. Recently, the non-profit organization that holds the Property's long term ground lease offered to transfer the land at little cost. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest at a time of its choosing to the Local General Partner after the compliance period has ended.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy issues, deferred maintenance and curb appeal issues. As a result, the site management company was replaced during the first quarter of 2001. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property, which will be repaid through operations. Should the entire amount of the advance not be repaid by December 31, 2001, the Local General Partner is obligated to pay back 50% of the remaining balance. As of December 31, 2001, the Property had not generated sufficient cash from operations to repay any of the Partnership's advance. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. The Managing General Partner believes that the Property's operations will stabilize in the near future.

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of Lend Lease and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. Recently, the site management company at the Property informed Lend Lease that it would like to terminate its management contract. The Managing General Partner attempted to select an entity to assume management of the Property as well as to assume the Local General Partner interest. Unfortunately a buyer could not be identified. The Managing General Partner will continue its attempts to dispose of the Partnership's interest in the Property.

Elmwood/Delmar, located in Aurora, Colorado, continues to maintain high occupancy as demand for affordable housing in the area remains strong. However, a site visit conducted in June 2001 found the Property was in poor maintenance. Improving the condition of the Property will be essential to long term viability of the Property. The Property generated its last year of tax credits during 1999 and a Housing Assistance Payment ("HAP") contract is scheduled to expire in 2002, pending extensions. It is unlikely that the property will be able to support operations if the HAP contract is not extended.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2002               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                       CREDITS L.P. III

                                          By:  Arch Street III, Inc.,
                                               its Managing General Partner





                                               /s/Jenny Netzer
                                               --------------------------------
                                               Jenny Netzer
                                               Principal, Head of Housing and
                                               Community Investment