Form 10KSB
period 2002-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2002-07-01
CIK 839345

June 28, 2002


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-KSB Annual Report for Year Ended March 31, 2002
        File Number 01-18462


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

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     March  31, 2002

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to
     Commission file number 01-18462

      Boston   Financial   Qualified   Housing   Tax   Credits   L.P. III
            (Exact name of registrant as specified in its charter)

                   Delaware                                 04-3032106
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                 02110-1106
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $99,610,000 as of March 31, 2002

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

  "Estimated Use of Proceeds"                            Part III, Item 12

  "Management Compensation and Fees"                     Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                       Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-8
   Item 3    Legal Proceedings                                         K-20
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-20

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-21
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-21
   Item 7     Financial Statements and Supplementary Data              K-26
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-26

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-26
   Item 10    Management Remuneration                                  K-27
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-27
   Item 12    Certain Relationships and Related
              Transactions                                             K-28
   Item 13    Exhibits and Reports on Form 8-K                         K-29

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

The Partnership has invested as a limited partner in forty-nine other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


Properties Owned by                                                     Date
Local Limited                                                          Interest
Partnerships*                          Location                        Acquired

West Dade                           Miami, FL                          12/31/88
West Dade II                        Miami, FL                          12/31/88
Regency Square (1)                  Dayton, OH                         03/13/89
Westwood Manor                      Flint, MI                          02/21/89
Rolling Hills (1)                   Dayton, OH                         03/13/89
Boulevard Commons II (1)            Chicago, IL                        04/04/89
Boulevard Commons IIA (1)           Chicago, IL                        04/04/89
Fox Run Housing                     Victoria, TX                       04/07/89
Waterfront                          Buffalo, NY                        04/28/89
Shoreline                           Buffalo, NY                        04/28/89
Colony Apartments                   Columbia, SC                       05/19/89
Admiral Court                       Philadelphia, PA                   06/07/89
Crestwood (1)                       Bridgeport, TX                     06/05/89
Elmwood                             Aurora, CO                         05/16/89
El Jardin                           Davie, FL                          06/14/89
Ashley Place                        Orlando, FL                        06/23/89
Willowick (1)                       Gainesville, TX                    06/30/89
Kirkendall Heights                  Ellsworth, KS                      07/19/89
Bentley Hill                        Syracuse, KS                       06/30/89
Columbia Townhouses                 Burlington, IA                     07/28/89
Quartermill                         Richmond, VA                       08/02/89
Ponca Manor                         Satanta, KS                        07/28/89
Pearl Place                         Rossville, KS                      07/28/89
Crown Point (1)                     Venus, TX                          08/22/89
Godley Arms (1)                     Godley, TX                         08/25/89
Pilot Point (1)                     Pilot Point, TX                    08/22/89
Sherwood Arms (1)                   Keene, TX                          08/22/89
South Holyoke                       Holyoke, MA                        08/29/89
Walker Woods                        Dover, DE                          08/30/89
Lakeway Colony (1)                  Lake Dallas, TX                    08/30/89
One Main Place (1)                  Little Elm, TX                     08/22/89
Eaglewood                           Covington, TN                      09/06/89
Harbour View(1)                     Staten Island, NY                  09/29/89
Georgetown II                       Georgetown, DE                     09/28/89
Granite                             Boston, MA                         09/29/89
Garden Plain                        Garden Plain, KS                   08/09/89
Fulton                              Fulton, KY                         10/05/89
Lone Oak (1)                        Graham, TX                         10/06/89
Hallet West (1)                     Hallettsville, TX                  11/20/89

Properties Owned by                                                     Date
  Local Limited                                                       Interest
  Partnerships *                Location                               Acquired

Glenbrook (1)                St. Jo, TX                                10/06/89
Eagles Nest (1)              Decatur, TN                               10/06/89
Billings Family              Billings, MO                              08/09/89
Brownsville                  Brownsville, TN                           08/09/89
Sunnyhill Villa              Wayne, NE                                 08/09/89
Longview                     Humboldt, KS                              10/13/89
Horseshoe Bend               Horseshoe Bend, AR                        08/09/89
Briarwood II                 Lake Havasua, AZ                          10/04/89
Quail Run (1)                Iowa Park, TX                             10/06/89
Smithville                   Smithville, MO                            08/09/89
Aurora East                  Denver, CO                                11/06/89
Elver Park II                Madison, WI                               11/09/89
Elver Park III               Madison, WI                               11/09/89
Tucson Trails I              Madison, WI                               11/22/89
Tucson Trails II             Madison, WI                               11/23/89
Pleasant Plaza (1)           Malden, MA                                12/01/89
241 Pine Street (1)          Manchester, NH                            12/04/89
Heather Oaks                 Oak Grove, MO                             11/24/89
Riverfront                   Sunbury, PA                               12/26/89
Susquehanna View             Camp Hill, PA                             12/26/89
Breckenridge                 Duluth, GA                                12/19/89
Wood Creek                   Calcium, NY                               12/15/89
Willow Lake                  Kansas City, MO                           12/20/89
Ashton Heights               Bolivar, MO                               12/15/89
Fouche Valley                Perryville, AR                            05/01/90
Altheimer                    Altheimer, AR                             04/18/90
Kyle Hotel                   Temple, TX                                06/12/90
Diversey Square              Chicago, IL                               12/01/90
Poplar Village               Cumberland, KY                            12/30/90
Lexington                    Lexington, TN                             12/29/90

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99% with the exception of the Local Limited Partnerships in which the Partnership acquired a 98% interest (Breckenridge), 97% interest (Granite), 49% interest (Colony Apartments) and a 48.47% interest (Harbour View). Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership agreements.

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

With the exception of The Temple-Kyle, L.P., Breckenridge and Willow Lake, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Ellsworth Senior Housing L.P., Prairieland Property of Syracuse, L.P., Prairieland Properties of Satanta, L.P., Rossville Senior Housing, L.P., Longview Apartments, L.P., Smithville Rural Housing A Limited Partnership, Brownsville Associates, L.P., Briarwood Associates II, L.P., Billings Family Housing, L.P., Garden Plain Senior Apts., LTD, Wayne Senior Housing, L.P., Horseshoe Bend Associates I, L.P., Bolivar Senior Housing, L.P., Housing of Oak Grove, L.P., Westgate Associates I, L.P. and Altheimer Associates I, L.P., representing 2.70%, have The Lockwood Group as Local General Partner; (ii) Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I and Tucson Trails Limited Partnership II, representing 7.22%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 6.87%, have NCHP as Local General Partner; (iv) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 7.49%, have Romat, Inc. and Arbor, Inc., as Local General Partner, respectively, both of which have Aristedes Martinez as principal; (v) EDM Housing Associates, LTD and Fox Run Housing, representing 4.45%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vi) Eaglewood VIII, L.P. A Limited Partnership, Lexington Associates I L.P. A Limited Partnership and Fulton Associates I, L.P. A Limited Partnership, representing 0.87%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (vii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 7.69%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in forty-nine Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Breckenridge, Granite, Colony Apartments and Harbour View, where the Partnership's ownership interest is 98%, 97%, 49% and 48.47%, respectively.

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




                                                                Capital Contributions
Local Limited Partnership                                   Total            Total         Mtge. Loans
Property Name                             Number of   Committed at March  Paid through    payable at      Type of Occupancy at March
Property Location                        Apt. Units      31, 2002       March 31, 2002 December 31, 2001   Subsidy*     31, 2002
--------------------------------------------------------------------------------------------------------------------   ------------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                     122         $1,513,936    $1,513,936      $4,114,947         Section 8        98%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                     209          3,039,442     3,039,442       8,097,770         Section 8        99%

Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                     144          1,165,925     1,165,925       2,988,633         Section 8        94%

Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                   142          1,079,318     1,079,318       8,180,501           None            91%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                                   472          3,597,307     3,597,307      29,197,362            None           70%






                                                               Capital Contributions
Local Limited Partnership                                  Total           Total       Mtge. Loans
Property Name                             Number of  Committed at March  Paid through    payable at      Type of  Occupancy at March
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001   Subsidy*        31, 2002
------------------------------------------------------------------------------------------------------------------------------------

Fox Run Housing
Fox Run
Victoria, TX                                  150          1,605,775     1,605,775       4,110,531        Section 8          91%

Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC                                  300          1,762,500     1,762,500       8,377,763       Section 8           98%

Boulevard Commons Limited
    Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                    96          2,002,560     2,002,560       2,855,001        None                91%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                               46          1,900,000     1,900,000       2,054,877       Section 8            87%






                                                             Capital Contributions
Local Limited Partnership                                  Total           Total        Mtge. Loans
Property Name                             Number of Committed at March  Paid through    payable at         Type        Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001      of      March 31, 2002
                                                                                                           Subsidy*
----------------------------------------------------------------------------------------------------------------------  ------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                               8             52,150        52,150         238,582                 FmHA           100%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                236          2,022,100     2,022,100       6,533,754             Section 8           99%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                                95          1,102,025     1,102,025       3,146,752             Section 8           98%

Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                             12             69,658        69,658         324,890               FmHA              75%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                8             49,915        49,915         221,750               FmHA              100%




                                                           Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                             Number of Committed at March  Paid through     payable at         Type      Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001       of     March 31, 2002
                                                                                                            Subsidy*
---------------------------------------------------------------------------------------------------------  ------------------------

Rossville Senior Housing L.P.
Pearl Place
Rossville, KS                                  10             58,855        58,855         276,360             FmHA         70%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                                 56            837,450       837,450         690,540          Section 8      100%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                                  266          7,705,500     7,705,500       6,987,379             None         93%

One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX







                                                          Capital Contributions
Local Limited Partnership                                  Total           Total       Mtge. Loans payable
Property Name                             Number of Committed at March  Paid through   at December 31, 2001  Type of   Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002                       Subsidy*  March 31, 2002
----------------------------------------------------------------------------------------------------------- ------------- ---------

Crown Point Housing
    Associates, LTD (1)
A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                                    48          1,119,330     1,119,330       2,542,832           None          96%

Harbour View
    A Limited Partnership (1)
Harbour View
Staten Island, NY

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                      51          1,452,380     1,452,380       2,681,653            None          94%

Boston Financial Texas Properties
    Limited Partnership III (1)
Lakeway Colony
Lake Dallas, TX







                                                           Capital Contributions
Local Limited Partnership                                  Total           Total        Mtge. Loan
Property Name                             Number of Committed at March  Paid through    payable at        Type of    Occupancy at
 Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001   Subsidy*  March 31, 2002
-------------------------------------------------------------------------------------------------------- --------------------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                                  40            255,000       255,000       1,106,312           FmHA              100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                                 50          1,200,000     1,200,000       1,682,168           None               96%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                                    217          5,774,113     5,774,113       9,301,777          Section 8           99%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                               12             70,030        70,030         300,682            FmHA             100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton
Fulton, KY                                     24            180,000       180,000         791,445             FmHA            100%

Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX







                                                            Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                             Number of Committed at March  Paid through     payable at      Type of       Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001  Subsidy*    March 31, 2002
----------------------------------------------------------------------------------------------------------------------------------

West Hallettsville Housing
    Associates, LTD (1)
Hallet West
Hallettsville, TX

Glenbrook Housing Associates, LTD (1)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD (1)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                                   12             58,855        58,855         279,831       FmHA              100%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                                28            161,665       161,665         776,982       FmHA               75%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                                      15             81,205        81,205         423,196       FmHA               87%

Longview Apartments, L.P.
Longview
Humbolt, KS                                    14             91,635        91,635         394,898       FmHA              100%




                                                          Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                             Number of Committed at March  Paid through     payable at      Type of      Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001  Subsidy*    March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR                             24            143,785       143,785         641,266      FmHA             88%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                               32            219,030       219,030       1,098,954      FmHA            100%

North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                                 24            108,025       108,025         536,315       FmHA            100%

Aurora Properties, LTD.
    A Limited Partnership
Aurora East Apartments
Denver, CO                                    125            765,000       765,000       4,010,434      Section 8         97%

Elver Park Limited Partnership II
Elver Park II
Madison, WI                                    56          1,246,385     1,246,385       1,638,442        None            95%







                                                            Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                             Number of Committed at March  Paid through     payable at        Type of      Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001    Subsidy*  March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                                    48          1,047,470     1,047,470       1,378,697         None               96%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                                    48          1,047,470     1,047,470       1,353,775         None              100%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                                    48          1,047,470     1,047,470       1,360,157         None               98%

Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                                  24            118,828       118,828         558,498         FmHA               92%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                                   104          1,850,000     1,850,000       2,916,957         None               71%





                                                            Capital Contributions
Local Limited Partnership                                  Total           Total        Mtge. Loans
Property Name                             Number of Committed at March  Paid through    payable at        Type of      Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001    Subsidy*  March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------

Breckenridge Creste Apartments, L.P.
Breckenridge
Duluth, GA                                    164          3,520,000     3,520,000       4,529,525          None            76%

Willow Lake Partners II, L.P.
    A Limited Partnership
Willow Lake
Kansas City, MO                               132          2,130,700     2,130,700       2,614,226          None            83%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                                    20             95,360        95,360         463,224         FmHA             95%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic                                24             95,000        95,000         808,446         FmHA             92%
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                                   200          1,984,908     1,984,908       6,476,763        Section 8         99%

Susquehanna View L.P.
Susquehanna View
Camp Hill, PA                                 201          2,194,314     2,194,314       8,629,315        Section 8         100%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                                 20            131,865       131,865         634,914           FmHA            75%


                                                             Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                             Number of Committed at March  Paid through     payable at        Type of    Occupancy at
Property Location                        Apt. Units      31, 2002      March 31, 2002  December 31, 2001   Subsidy*   March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                                  20            130,375       130,375         592,498           FmHA            100%

The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                                     64          1,624,100     1,624,100       1,388,829        Section 8           98%

Diversey Square Associates II
Diversey Square II
Chicago, IL                                    48          1,031,825     1,031,825       2,609,623        Section 8          100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                                 36            283,945       283,945       1,191,287          None             100%
                                            4,345      $  60,824,484     $60,824,484   $154,111,313

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

One Local Limited Partnership invested in by the Partnership, Quartermill Associates L.P., represents more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. Quarter Mill is a 266-unit apartment complex located in Richmond, Virginia.

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

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

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

As of April 4, 2002, there were 5,749 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2002 and 2001.

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

Accounting Polices

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $438,895 for the year ended March 31, 2002. This increase is attributable to maturities of marketable securities, cash distributions received from Local Limited Partnerships and repayment of advances to Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2002, approximately $1,316,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,110,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 also have been used to make additional capital contributions to three Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $1,825,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,670,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2002 and 2001. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Partnership's results of operations for the year ended March 31, 2002 resulted in a net loss of $2,790,374 as compared to a net loss of $3,181,781 for the same period in 2001. The decrease in net loss is primarily due to a decrease in the equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and the recognition of a provision for an impaired note in the 2002 period. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership's investment in three fewer Local Limited Partnerships in the 2002 period. The decrease in general and administrative expense is primarily due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Low-income housing tax credits

The 2001 and 2000 Tax Credits per Unit for individuals were $1.51 and $34.92, respectively. The 2000 Tax Credits per Unit for corporations was $38.08. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as several Properties have reached the end of the ten year credit period. However, because the Tax Credit Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in forty-nine Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

Boulevard Commons IIA, located in Chicago, Illinois continued to generate an operating deficit throughout 2002. Expense levels at the Property were high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the Property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership transferred 99% of its interest in Boulevard Commons IIA in 1999 and 2000. During August 2001, the Partnership transferred its remaining 1% interest in the Property. Therefore, the Partnership no longer has an interest in the Property.

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

Pleasant Plaza was included in a "Dilution Pool" composed of approximately 20 of the 77 SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership that owns Pleasant Plaza and the Partnership's interest in the Local Limited Partnership was diluted to 4%. The Partnership had the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one-year from the effective date of admitting the new investor limited partner. Effective October 8, 2001 the Partnership transferred its remaining interest in the Property.

The Local General Partner of South Holyoke is negotiating with MHFA to restructure the SHARP and ODL debt as well as the mortgage on the Property. The Managing General Partner believes an opportunity may exist to for the Partnership to put cash into the Local Limited Partnership in order to secure an exit strategy as part of the debt restructuring.

The MHFA recently issued a report that gave Granite V-Blue Mountain, located in Boston Massachusetts, a below average rating in physical condition. The Local General Partner is in the process of addressing MHFA's concerns; however, current replacement reserve levels are inadequate to meet current and future needs. Due to the fact that the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium in 2002, the opportunity may exist for the Property to be re-capitalized. The Managing General Partner will also begin to identify possible disposition options with respect to the Partnership's interest in the Property.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made any payments towards the mortgage in several years.

With respect to Shoreline, the IRS has issued Form 8823 for one of the Property's units, indicating that it was not leased to a qualified occupant at initial occupancy. This will result in recapture for all credits taken for that unit. The Managing General Partner has not yet been informed of the amount of the recapture.

Several years ago Willow Lake, located in Kansas City, Missouri, entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the lender is seeking full repayment of the deferred interest in the amount of approximately $230,000. The Property is unable to make the payment required under the loan workout agreement and continues to negotiate with the lender to find a mutually acceptable solution to the issue. Although the Property's operations improved during 2001, occupancy declined during the fourth quarter due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

During 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that Admiral Housing Limited Partnership and, consequently, the Partnership could suffer significant tax credit recapture or tax credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's tax credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile.

Increased competition in the Georgetown II market, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. The Property no longer generates tax credits and the compliance period expires in 2005. Recently, the non-profit organization that holds the Property's long term ground lease offered to transfer the land at little cost. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest at a time of its choosing to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy issues, deferred maintenance and curb appeal issues. As a result, the site management company was replaced during the first quarter of 2001. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property, which will be repaid through operations. Should the entire amount of the advance not be repaid by December 31, 2001, the Local General Partner was obligated to pay back 50% of the remaining balance. The property did not generate sufficient cash from operations to repay any of the Partnership's advance. The Partnership has not yet made a demand from the Local General Partner to meet its obligation to repay 50% of the advance.

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of Lend Lease, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. Recently, the site management company at the Property informed Lend Lease that it would like to terminate its management contract. The Managing General Partner attempted to select an entity to assume management of the Property as well as to assume the Local General Partner interest. Unfortunately a buyer could not be identified. The Managing General Partner will continue its attempts to dispose of the Partnership's interest in the Property.

Elmwood/Delmar, located in Aurora, Colorado, continues to maintain high occupancy, as demand for affordable housing in the area remains strong. However, a site visit conducted in June 2001 found the Property poorly maintained. Improving the condition of the Property will be essential to long term viability of the Property. The Property generated its last year of tax credits during 1999 and a Housing Assistance Payment ("HAP") contract is scheduled to expire in 2002, pending extensions. It is unlikely that the Property will be able to support operations if the HAP contract is not extended. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

Inflation and other economic factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2002 and 2001.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner" or "Arch Street III, Inc."), an affiliate of Lend Lease Real Estate Investments, Inc.
("Lend Lease"). The Managing General Partner was incorporated in August 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                       Position

Jenny Netzer            Principal, Head of Housing and Community Investment
Michael H. Gladstone    Principal, Member, Legal
Lauren M. Guillette     Principal, Member, Legal

The other General Partner of the Partnership is Arch Street III Limited Partnership, a Massachusetts limitedpartnership ("Arch Street III L.P.") that was organized in August 1988. The General Partner of Arch Street III L.P. is Arch Street III, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                               Amount
Title of              Name and Address of   Beneficially         Percent
 Class                 Beneficial Owner        Owned            of Class

Limited               AMP, Incorporated     10,000 Units           10%
Partner               P.O. Box 3608
                      Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 2002. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2002 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2002.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,603 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2002 are as follows:

                                      2002           2001

     Asset Management Fees       $   385,028       $   385,161

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                          2002             2001
     Salaries and benefits expense
      reimbursements                  $   374,890       $   603,834


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the years ended March 31, 2002 is presented in Note 5 to the Financial Statements.

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

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                       Date:    June 28, 2002
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                  Date:    June 28, 2002
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone          Date:   June 28, 2002
           Michael H. Gladstone
           Director

                       Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $9,724,685 at March 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(754,247) and $(2,275,388) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2002

                                      Index


                                                                     Page No.

Report of Independent Accountants
    For the years ended March 31, 2002 and 2001                           F-2

Financial Statements

     Balance Sheet - March 31, 2002                                       F-3

     Statements of Operations - For the years ended
       March 31, 2002 and 2001                                            F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2002 and 2001         F-5

     Statements of Cash Flows - For the years ended
       March 31, 2002 and 2001                                            F-6

     Notes to the Financial Statements                                    F-7

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2002



Assets

Cash and cash equivalents                                     $     804,936
Marketable securities, at fair value (Note 3)                       510,906
Investments in Local Limited Partnerships, net (Note 4)           9,724,685
Other assets                                                          6,949
     Total Assets                                             $  11,047,476

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                        $   3,880,790
Accrued expenses                                                    386,652
Note payable, affiliate (Note 5)                                    514,968
     Total Liabilities                                            4,782,410

General, Initial and Investor Limited Partners' Equity            6,259,359
Net unrealized gains on marketable securities                         5,707
     Total Partners' Equity                                       6,265,066
     Total Liabilities and Partners' Equity                   $  11,047,476




The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001



                                                                                 2002           2001
Revenue:
   Investment                                                               $     50,923     $    49,751
   Recovery of provision for valuation of advances to
     Local Limited Partnerships                                                  146,117          39,366
   Other                                                                         261,787         320,394
     Total Revenue                                                               458,827         409,511

Expenses:
   Asset management fees, affiliate  (Note 5)                                    385,028         385,161
   General and administrative (includes reimbursements
     to affiliates of $374,890 and $603,834 in 2002 and
     2001, respectively) (Note 5)                                                564,805         850,881
   Provision for impaired note receivable (Note 4)                             1,463,069               -
   Interest                                                                        6,000           6,000
   Amortization                                                                   76,052          73,862
     Total Expenses                                                            2,494,954       1,315,904

Loss before equity in losses of Local Limited
   Partnerships                                                               (2,036,127)       (906,393)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                        (754,247)     (2,275,388)

Net Loss                                                                    $ (2,790,374)   $ (3,181,781)

Net Loss Allocated:
   General Partners                                                         $    (27,904)   $    (31,818)
   Limited Partners                                                           (2,762,470)     (3,149,963)
                                                                            $ (2,790,374)   $ (3,181,781)

Net Loss per Limited Partner Unit
    (100,000 Units)                                                         $     (27.62)   $     (31.50)

 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                       STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY (Deficiency) For the Years
                          Ended March 31, 2002 and 2001


                                                                                         Net
                                                           Initial     Investor      Unrealized
                                             General       Limited      Limited         Gains
                                            Partners      Partners     Partners       (Losses)         Total

Balance at March 31, 2000                 $  (753,529)    $  5,000   $  12,980,043   $      (999) $  12,230,515

Comprehensive Income (Loss):
   Change in unrealized losses
     on marketable securities
     available for sale                             -            -               -         8,673          8,673
   Net Loss                                   (31,818)           -      (3,149,963)            -     (3,181,781)
Comprehensive Income (Loss)                   (31,818)           -      (3,149,963)        8,673     (3,173,108)

Balance at March 31, 2001                    (785,347)       5,000       9,830,080         7,674      9,057,407

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -        (1,967)        (1,967)
   Net Loss                                   (27,904)           -      (2,762,470)            -     (2,790,374)
Comprehensive Loss                            (27,904)           -      (2,762,470)       (1,967)    (2,792,341)

Balance at March 31, 2002                 $  (813,251)    $  5,000   $   7,067,610   $     5,707  $   6,265,066

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001



                                                                                 2002           2001
Cash flows from operating activities:
   Net Loss                                                                 $ (2,790,374)   $ (3,181,781)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              754,247       2,275,388
     Provision for impaired note receivable                                    1,463,069               -
     Recovery of provision for valuation of advances
       to Local Limited Partnerships                                            (146,117)        (39,366)
     Amortization                                                                 76,052          73,862
     Cash distributions included in net loss                                    (111,815)        (91,692)
     Gain on sales of marketable securities, net                                  (4,433)         (2,215)
     Other non-cash items                                                       (113,650)       (218,727)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                5,632          (6,047)
       Accounts payable to affiliate                                             520,697         988,995
       Accrued expenses                                                           46,364          29,909
Net cash used for operating activities                                          (300,328)       (171,674)

Cash flows from investing activities:
   Repayment of advances made to Local
     Limited Partnerships                                                        146,117          39,366
   Purchases of marketable securities                                           (306,284)       (868,033)
   Proceeds from maturities of marketable securities                             475,000         605,000
   Cash distributions received from Local
     Limited Partnerships                                                        316,060         481,450
   Repayment of notes receivable from affiliate                                        -          28,372
   Payment of interest on notes receivable from affiliate                        108,330          78,767
Net cash provided by investing activities                                        739,223         364,922

Net increase in cash and cash equivalents                                        438,895         193,248

Cash and cash equivalents, beginning                                             366,041         172,793

Cash and cash equivalents, ending                                           $    804,936    $    366,041

Supplemental Disclosure of cash flow information:
   Cash paid for interest                                                   $      6,000    $      6,000




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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. At March 31, 2002, the Managing General Partner has designated approximately $1,316,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Investments in Local Limited Partnerships (continued)

distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                                  Cost           Gains            Losses        Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $   505,199    $     6,800       $ (1,093)    $   510,906

Marketable Securities
   at March 31, 2002                           $   505,199    $     6,800       $ (1,093)    $   510,906

The contractual maturities at March 31, 2002 are as follows:
                                                                                                Fair
                                                                                 Cost           Value

Due in less than one year                                                    $   302,343     $   304,875
Due in one to five years                                                         202,856         206,031
                                                                             $   505,199     $   510,906

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. There were no proceeds from sales of marketable securities during the years ended March 31, 2002 and 2001. Proceeds from the maturities of marketable securities were $475,000 and $605,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $4,433 and $2,215 that were realized on the sales during the years ended March 31, 2002 and 2001, respectively.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships

The Partnership has limited partnership interests in forty-nine Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  63,388,468

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $51,736,461)                                       (48,956,678)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                       (3,669,611)

Investments in Local Limited Partnerships before adjustment                                         10,762,179

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     5,805,631

   Cumulative amortization of acquisition fees and expenses                                         (1,698,805)

Investments in Local Limited Partnerships before reserve for valuation                              14,869,005

Reserve for valuation of investments in Local Limited Partnerships                                  (5,144,320)

Investments in Local Limited Partnerships                                                        $   9,724,685


For the year ended March 31, 2002, $146,117 was reimbursed from one Local Limited Partnership relating to advances made in previous years. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of five of the Local Limited Partnerships.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2001                2000
Assets:
   Investment property, net                                                $   113,943,839     $   138,053,035
   Other assets, net                                                            14,732,282          20,284,852
       Total Assets                                                        $   128,676,221     $   158,337,887

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                  $   154,111,313     $   183,241,733
   Other liabilities                                                            19,580,924          25,936,773
       Total Liabilities                                                       173,962,237         209,178,506
Partners' Equity:
   Partnership's deficiency                                                    (45,348,107)        (51,556,740)
   Other partners' equity                                                           62,091             716,121
       Total Partners' Deficiency                                              (45,286,016)        (50,840,619)
         Total Liabilities and Partners' Deficiency                        $   128,676,221     $   158,337,887

Summarized Income Statements - For
the year ended December 31,
                                                                                  2001                2000

Rental and other income                                                    $    28,785,729     $    32,425,990

Expenses:
   Operating                                                                    18,443,568          21,175,241
    Interest                                                                    11,158,416          14,352,714
   Depreciation and amortization                                                 6,316,031           7,301,555
     Total Expenses                                                             35,918,015          42,829,510

Net Loss                                                                   $    (7,132,286)    $   (10,403,520)

Partnership's share of Net Loss (includes adjustments from prior years)    $    (6,619,233)    $    (8,896,145)
Other partners' share of Net Loss                                          $      (490,439)    $    (1,509,586)

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2002 and 2001, the Partnership has not recognized $5,867,920 and $6,620,757, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $2,934 of previously unrecognized losses in the year ended March 31, 2002.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($45,348,107) differs from the Partnership's investments in Local Limited Partnerships before adjustment of $10,762,179 primarily because the Partnership has not recognized approximately $51,736,000 of losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments and the Partnership has included advances and notes receivable of approximately $2,564,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

As a result of continued deterioration in property operations, the Partnership determined the Temple-Kyle L.P. note was impaired. As a result, a valuation allowance of $1,463,069 has been established to adjust the carrying amount of the loan to the estimated fair market value of the expected future cash flows. The Partnership will recognize interest income to the extent cash is received and supported by operating cash flow generated by the property. The Partnership recognized $113,650 of interest income on the Temple-Kyle L.P. note during 2002.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives $7,603 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $385,028 and $385,161 for the years ended March 31, 2002 and 2001, respectively. As of March 31, 2002, $3,103,149 is payable to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $374,890 and $603,834, respectively, that the Partnership will pay as reimbursement for salaries and benefits. As of March 31, 2002, $777,641 is payable to an affiliate of the Managing General Partner for salaries and benefits.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 2002, $514,968 is due to an affiliate of the Managing General Partner for this note.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)



6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                     2002              2001

Net Loss per financial statements                                               $  (2,790,374)   $  (3,181,781)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses
   for tax (financial reporting) purposes                                           2,720,188       (2,282,943)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (5,864,986)      (6,620,757)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                         4,675         (148,287)

Recovery of provision for valuation of advances to Local Limited Partnerships for financial reporting purposes in excess of recovery
   of bad debt expense for tax purposes                                                     -          (28,381)

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                          (146,117)               -

Bad debt expense recognized for tax purposes                                         (141,200)               -

Provision for impaired note receivable recognized for financial
   reporting purposes                                                               1,463,069                -

Gain on liquidation of interests in Local Limited Partnerships recognized
   for tax purposes                                                                 7,832,174          141,718

Amortization not deductible for tax purposes                                           76,052           73,862

Related party expenses for tax purposes in excess of related party
   expenses for financial reporting purposes                                                -       (2,233,803)

Cash distributions included in net loss for financial reporting purposes              (82,673)          39,378

Net Income (Loss) per tax return                                                $   3,070,808    $ (14,240,994)

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


6.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes as of March 31, 2002 are as follows:

                                                          Financial              Tax
                                                          Reporting           Reporting
                                                          Purposes            Purposes            Differences

   Investments in Local Limited Partnerships           $  9,724,685        $  (23,728,931)     $   33,453,616
   Other assets                                        $  1,322,791        $   13,075,414      $  (11,752,623)
   Liabilities                                         $  4,782,410        $    4,578,482      $      203,928

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $40,065,000 greater than for financial reporting purposes, including approximately $51,736,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Partnership has provided a reserve for valuation of approximately $5,144,000 against its investments in Local Limited Partnerships for financial reporting purposes; iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $1,699,000; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.