Form 10QSB
period 2002-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2002-08-14
CIK 839345

August 14, 2002


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 01-18462


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

For the quarterly period ended        June 30, 2002
                               ------------------------------------------------

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from           to
                               ----------   ------------------------------------


                         Commission file number 01-18462

             Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                             04-3032106
----------------------------------------    -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
--------------------------------------------       ----------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                  -----------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                       1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2002 and 2001                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2002        3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2002 and 2001                     4

         Notes to the Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6

PART II - OTHER INFORMATION

Items 1-6                                                               11

SIGNATURE                                                               12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     899,150
Marketable securities, at fair value                                                                   512,407
Investments in Local Limited Partnerships, net (Note 1)                                              9,319,597
Other asset                                                                                              7,178
                                                                                                 -------------
   Total Assets                                                                                  $  10,738,332
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   4,168,149
Accrued expenses                                                                                       380,822
Note payable, affiliate                                                                                514,968
                                                                                                 -------------
   Total Liabilities                                                                                 5,063,939
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               5,667,185
Net unrealized gains on marketable securities                                                            7,208
                                                                                                 -------------
   Total Partners' Equity                                                                            5,674,393
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  10,738,332
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                2002                  2001
                                                                           -------------         -------------
Revenue:
   Investment                                                              $      10,037         $      17,628
   Other                                                                          64,289                29,543
                                                                           -------------         -------------
     Total Revenue                                                                74,326                47,171
                                                                           -------------         -------------

Expenses:
   Asset management fees, related party                                           96,852                95,415
   General and administrative (includes
     reimbursements to affiliates of $190,507 and
     $128,411 in 2002 and 2001, respectively)                                    237,409               182,295
   Provision for valuation of advances to Local
     Limited Partnerships                                                         10,000                     -
   Interest                                                                        1,500                 1,500
   Amortization                                                                   14,247                18,466
                                                                           -------------         -------------
     Total Expenses                                                              360,008               297,676
                                                                           -------------         -------------

Loss before equity in losses of Local Limited
   Partnerships                                                                 (285,682)             (250,505)

Equity in losses of Local Limited Partnerships (Note 1)                         (306,492)             (203,302)
                                                                           -------------         -------------

Net Loss                                                                   $    (592,174)        $    (453,807)
                                                                           =============         =============

Net Loss allocated:
   General Partners                                                        $      (5,922)        $      (4,538)
   Limited Partners                                                             (586,252)             (449,269)
                                                                           -------------         -------------
                                                                           $    (592,174)        $    (453,807)
                                                                           =============         =============
Net Loss per Limited Partner Unit
   (100,000 Units)                                                         $      (5.86)         $       (4.49)
                                                                           ============          =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners        Partners        Gains           Total
                                      -----------     ---------------  ----------     ---------       ---------

Balance at March 31, 2002             $  (813,251)    $   5,000      $   7,067,610   $     5,707   $   6,265,066
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -         1,501           1,501
   Net Loss                                (5,922)            -           (586,252)            -        (592,174)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)                (5,922)            -           (586,252)        1,501        (590,673)
                                      -----------     ---------      -------------   -----------   -------------

Balance at June 30, 2002              $  (819,173)    $   5,000      $   6,481,358   $     7,208   $   5,674,393
                                      ===========     =========      =============   ===========   =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                          2002                     2001
                                                                      ------------             ------------

Net cash used for operating activities                                $    (40,649)            $   (222,552)

Net cash provided by investing activities                                  134,863                  211,473
                                                                      ------------             ------------

Net increase (decrease) in cash and cash equivalents                        94,214                  (11,079)

Cash and cash equivalents, beginning                                       804,936                  366,041
                                                                      ------------             ------------

Cash and cash equivalents, ending                                     $    899,150             $    354,962
                                                                      ============             ============

Supplemental Disclosure:
   Cash paid for interest                                             $      1,500             $      1,500
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in forty-nine Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of, which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  63,426,665

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   Unrecognized losses of $52,635,318)                                                           (49,230,853)

Cumulative cash distributions received from Local Limited Partnerships                            (3,814,474)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                       10,381,338

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,805,631

   Cumulative amortization of acquisition fees and expenses                                       (1,713,052)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            14,473,917

Reserve for valuation of investments in Local Limited Partnerships                                (5,154,320)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $   9,319,597
                                                                                               =============

For the three months ended June 30, 2002, the Partnership advanced $10,000 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of four of the Local Limited Partnerships.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $1,173,032. For the three months ended June 30, 2002, the Partnership has not recognized $929,806 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $63,266 of previously unrecognized losses in the three months ended June 30, 2002.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $94,214 for the three months ended June 30, 2002. This increase is attributable to cash distributions received from Local Limited Partnerships partially offset by cash used for operations and advances paid to Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2002, approximately $1,412,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,114,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 also have been used to make additional capital contributions to three Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $1,835,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,779,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

For the three months ended June 30, 2002, Partnership's operations resulted in a net loss of $592,174 as compared to a net loss of $453,807 for the same period in 2001. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses. The increase in equity in losses is due to a decrease in unrecognized losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to thee year ended March 31, 2002, which are being expensed in the three months ended June 30, 2002.

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

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years.

With respect to Shoreline, the IRS has issued Form 8823 for one of the Property's units, indicating that it was not leased to a qualified occupant at initial occupancy. This will result in recapture for all credits taken for that unit. The Managing General Partner has not yet been informed of the amount of the recapture but it is not expected to exceed $25,000, or approximately $0.25 per Unit.

Several years ago Willow Lake, located in Kansas City, Missouri entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001 and the Property was unable to make the payment required under the loan workout agreement. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $78,000 to pay down the loan and will continue to make monthly payments on the loan. Although the Property's operations improved during 2001, occupancy has recently declined due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

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

Elmwood/Delmar, located in Aurora, Colorado continues to maintain high occupancy, as demand for affordable housing in the area remains strong. However, a site visit conducted in June 2001 found the Property poorly maintained. Improving the condition of the Property will be essential to long term viability of the Property. The Property generated its last year of tax credits during 1999 and a Housing Assistance Payment ("HAP") contract is scheduled to expire in 2002, pending extensions. It is unlikely that the property would be able to support operations if the HAP contract is not extended. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14, 2002                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                       CREDITS L.P. III

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