Form 10QSB
period 2002-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2002-11-14
CIK 839345

November 14, 2002



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


         Boston Financial Qualified Housing Tax Credits L.P. III
         Report on Form 10-QSB for Quarter Ended September 30, 2002 File Number 01-18462


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

For the quarterly period ended          September 30, 2002
                              -------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from               to
                               --------------  -------------------------------


                         Commission file number 01-18462
                                                ----------------

             Boston Financial Qualified Housing Tax Credits L.P. III
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                        04-3032106
------------------------------------     --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


 101 Arch Street, Boston, Massachusetts           02110-1106
--------------------------------------------     --------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2002 and 2001                                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2002                          3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2002 and 2001                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

Item 3.  Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13

CERTIFICATIONS                                                                               14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     444,488
Marketable securities, at fair value                                                                 1,161,724
Investments in Local Limited Partnerships, net  (Note 1)                                             8,826,506
Other asset                                                                                              6,542
                                                                                                 -------------
     Total Assets                                                                                $  10,439,260
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   4,410,352
Accrued expenses                                                                                       397,280
Note payable, affiliate                                                                                514,968
                                                                                                 -------------
     Total Liabilities                                                                               5,322,600
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               5,107,954
Net unrealized gains on marketable securities                                                            8,706
                                                                                                 -------------
     Total Partners' Equity                                                                          5,116,660
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  10,439,260
                                                                                                 =============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2002              2001              2002             2001
                                                 --------------   ---------------   --------------     -------------
Revenue:
   Investment                                    $        7,870   $        12,064   $       17,907     $      29,692
   Recovery of provision for valuation of
     advances to Local Limited Partnerships                   -             9,695                -             9,695
   Other                                                123,323            69,003          187,612            98,546
                                                 --------------   ---------------   --------------     -------------
       Total Revenue                                    131,193            90,762          205,519           137,933
                                                 --------------   ---------------   --------------     -------------

Expenses:
   Asset management fees, affiliate                      87,527            97,286          184,379           192,701
   General and administrative (includes
     reimbursements to an affiliate of $345,183
     and $217,132 in 2002 and 2001, respectively)       204,429           129,954          441,838           312,249
   Provision for impaired interest receivable                 -                 -           56,307                 -
   Provision for valuation of advances to
     Local Limited Partnerships                          66,307                 -           20,000                 -
   Interest                                               1,000             1,500            2,500             3,000
   Amortization                                          14,248            17,774           28,495            36,240
                                                 --------------   ---------------   --------------     -------------
       Total Expenses                                   373,511           246,514          733,519           544,190
                                                 --------------   ---------------   --------------     -------------
Loss before equity in losses of Local
   Limited Partnerships                                (242,318)         (155,752)        (528,000)         (406,257)

Equity in losses of Local Limited
   Partnerships (Note 1)                               (316,913)         (619,774)        (623,405)         (823,076)
                                                 --------------   ---------------   --------------     -------------

Net Loss                                         $     (559,231)  $      (775,526)  $   (1,151,405)    $  (1,229,333)
                                                 ==============   ===============   ==============     =============
Net Loss allocated:
   General Partners                              $       (5,592)  $        (7,755)  $      (11,514)    $     (12,293)
   Limited Partners                                    (553,639)         (767,771)      (1,139,891)       (1,217,040)
                                                 --------------   ---------------   --------------     -------------
                                                 $     (559,231)  $      (775,526)  $   (1,151,405)    $  (1,229,333)
                                                 ==============   ===============   ==============     =============
Net Loss per Limited Partner
   Unit (100,000 Units)                          $       (5.54)   $         (7.68)  $       (11.40)    $      (12.17)
                                                 =============    ===============   ==============     =============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)




                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners         Partners       Gains           Total
                                      -----------     ---------------  ---------     ---------       ---------

Balance at March 31, 2002             $  (813,251)    $   5,000      $   7,067,610   $     5,707   $   6,265,066
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -         2,999           2,999
   Net Loss                               (11,514)            -         (1,139,891)            -      (1,151,405)
                                      -----------     ---------      -------------   -----------   -------------
Comprehensive Income (Loss)               (11,514)            -         (1,139,891)        2,999      (1,148,406)
                                      -----------     ---------      -------------   -----------   -------------

Balance at September 30, 2002         $  (824,765)    $   5,000      $   5,927,719   $     8,706   $   5,116,660
                                      ===========     =========      =============   ===========   =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                2001
                                                                             -------------       -------------

Net cash used for operating activities                                       $     (62,442)      $    (227,499)

Net cash provided by (used for) investing activities                              (298,006)            256,850
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                              (360,448)             29,351

Cash and cash equivalents, beginning                                               804,936             366,041
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     444,488       $     395,392
                                                                             =============       =============

Supplemental Disclosure of cash flow information:
    Cash paid for interest                                                   $       2,500       $       3,000
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  63,464,775

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $53,774,346)                                                           (49,454,206)

Cumulative cash distributions received from Local Limited Partnerships                            (4,041,767)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                        9,968,802

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,805,631

   Cumulative amortization of acquisition fees and expenses                                       (1,727,300)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            14,047,133

Reserve for valuation of investments in Local Limited Partnerships                                (5,220,627)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $   8,826,506
                                                                                               =============

For the six months ended September 30, 2002, the Partnership advanced $20,000 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of four of the Local Limited Partnerships.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $2,535,413. For the six months ended September 30, 2002, the Partnership has not recognized $1,944,115 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $32,107 of previously unrecognized losses in the six months ended September 30, 2002.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $360,448 for the six months ended September 30, 2002. This decrease is attributable to purchases of marketable securities partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2002, on a cash basis, approximately $1,606,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $3,797,000 making Reserves available after claims $0.

To date, professional fees relating to various Property issues totaling approximately $2,114,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $434,000 also have been used to make additional capital contributions to three Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $1,845,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,983,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

For the three months ended September 30, 2002, Partnership's operations resulted in a net loss of $559,231, as compared to a net loss of $775,526 for the same period in 2001. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. The increase in general and administrative expense is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the six months ended September 30, 2002.

Six Month Period

For the six months ended September 30, 2002, Partnership's operations resulted in a net loss of $1,151,405, as compared to a net loss of $1,229,333 for the same period in 2001. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. The increase in general and administrative expense is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the six months ended September 30, 2002.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in forty-nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows.

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

Operations at Breckenridge Creste, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. The Partnership has transferred 99% its interest in the Property and has the right to fully dispose of its remaining interest in beginning January 1, 2003. The Property no longer generates tax credits and its compliance period ends in 2005.

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

The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP and ODL debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital to of $100,000 to the Property in exchange for the right to Put its interest to the Local General Partner at the end of the Property's compliance period, which is January 1, 2004.

The MHFA issued a report that gave Granite V-Blue Mountain, located in Boston Massachusetts, a below average rating in physical condition. Unfortunately, current replacement reserve levels are inadequate to meet current and future needs. Due to the fact that the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium in 2002, the opportunity may exist for the Property to be re-capitalized. The Tax Credit compliance period for the Property ends in 2003 and the Managing General Partner has begun to identify possible disposition options with respect to the Partnership's interest in the Property.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years.

With respect to Shoreline, the IRS has issued Form 8823 for one of the Property's units, indicating that it was not leased to a qualified occupant at initial occupancy. This will result in recapture for all Tax Credits taken for that unit. The amount of the recapture is approximately $11,000, or approximately $0.11 per Unit.

Several years ago Willow Lake, located in Kansas City, Missouri entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001 and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to pay-down the loan. In addition, the Property is required to make monthly payments on the loan until the outstanding balance is fully repaid. The Managing General Partner has advanced Partnership reserves to the Property in order to make the required payments. Although the Property's operations improved during 2001, occupancy has declined in recent months due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

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

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy issues, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits

                     99.1 Certification of Jenny Netzer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 14, 2002          BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                  CREDITS L.P. III

                                  By:  Arch Street III, Inc.,
                                       its Managing General Partner




                                  /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Qualified Housing Tax Credits L.P. III:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                 /s/Jenny Netzer
                                          ------------------------------------
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. III ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                      /s/Jenny Netzer
                                      ------------------------------------
                                      Jenny Netzer
                                      Principal, Head of Housing and
                                      Community Investment

                               Date:  November 14, 2002