Form 10QSB
period 2002-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2003-02-13
CIK 839345

February 14, 2003



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


         Boston Financial Qualified Housing Tax Credits L.P. III
         Report on Form 10-QSB for Quarter Ended December 31, 2002 File Number 01-18462


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

For the quarterly period ended             December 31, 2002
                              -----------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from          to
                              ---------   -----------


                         Commission file number 01-18462

Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     Delaware                                   04-3032106
------------------------------             ----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
--------------------------------------------       --------------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (617) 439-3911
                                                   ---------------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2002 and 2001                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2002                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2002 and 2001                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

Item 3.  Controls and Procedures                                                             12

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14

CERTIFICATIONS                                                                               15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     839,522
Marketable securities, at fair value                                                                   408,376
Investments in Local Limited Partnerships, net  (Note 1)                                             8,761,402
Other asset                                                                                              5,424
                                                                                                 -------------
     Total Assets                                                                                $  10,014,724
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $   4,340,918
Accrued expenses                                                                                       416,420
Note payable, affiliate                                                                                514,968
                                                                                                 -------------
     Total Liabilities                                                                               5,272,306
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               4,736,899
Net unrealized gains on marketable securities                                                            5,519
                                                                                                 -------------
     Total Partners' Equity                                                                          4,742,418
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  10,014,724
                                                                                                 ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                        Three Months Ended                Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      2002              2001              2002             2001
                                                 --------------   ---------------   --------------     -------------
Revenue:
   Investment                                    $        9,402   $        11,287   $       27,309     $      40,979
   Recovery of provision for valuation of
     advances to Local Limited Partnerships                   -           136,422                -           146,117
   Other                                                 94,552            16,399          282,164           114,945
                                                 --------------   ---------------   --------------     -------------
       Total Revenue                                    103,954           164,108          309,473           302,041
                                                 --------------   ---------------   --------------     -------------

Expenses:
   Asset management fees, affiliate                      93,140            91,673          277,519           284,374
   General and administrative (includes
     reimbursements to an affiliate of $382,608
     and $290,456 in 2002 and 2001, respectively)       105,713           131,745          547,551           443,994
   Provision for valuation of advances to
     Local Limited Partnerships                          15,000                 -           35,000                 -
   Provision for valuation of interest on impaired
     note receivable                                     28,017                 -           84,324                 -
   Interest                                               1,500             1,500            4,000             4,500
   Amortization                                          14,247            26,239           42,742            62,479
                                                 --------------   ---------------   --------------     -------------
       Total Expenses                                   257,617           251,157          991,136           795,347
                                                 --------------   ---------------   --------------     -------------
Loss before equity in losses of Local
   Limited Partnerships                                (153,663)          (87,049)        (681,663)         (493,306)

Equity in losses of Local Limited
   Partnerships (Note 1)                               (217,392)          (51,129)        (840,797)         (874,205)
                                                 ---------------   ---------------   --------------     -------------

Net Loss                                         $     (371,055)  $      (138,178)  $   (1,522,460)    $  (1,367,511)
                                                 =========-=====   ===============   ==============     =============
Net Loss allocated:
   General Partners                              $       (3,711)  $        (1,382)  $      (15,225)    $     (13,675)
   Limited Partners                                    (367,344)         (136,796)      (1,507,235)       (1,353,836)
                                                 ---------------   ---------------   --------------     -------------
                                                 $     (371,055)  $      (138,178)  $   (1,522,460)    $  (1,367,511)
                                                 ===============   ===============   ==============     =============
Net Loss per Limited Partner
   Unit (100,000 Units)                          $       (3.67)   $         (1.37)  $       (15.07)    $      (13.54)
                                                 ==============    ===============   ==============     =============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)





                                                        Initial          Investor        Net
                                        General         Limited           Limited      Unrealized
                                       Partners        Partners          Partners       Gains           Total
                                      -----------     -----------       ---------     ---------       ---------

Balance at March 31, 2002             $  (813,251)    $   5,000      $   7,067,610   $     5,707   $   6,265,066
                                      -----------     ---------      -------------   -----------   -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -          (188)           (188)
   Net Loss                               (15,225)            -         (1,507,235)            -      (1,522,460)
                                      -----------     ---------      -------------   -----------   --------------
Comprehensive Loss                        (15,225)            -         (1,507,235)         (188)     (1,522,648)
                                      -----------     ---------      -------------   -----------   --------------

Balance at December 31, 2002          $  (828,476)    $   5,000      $   5,560,375   $     5,519   $   4,742,418
                                      ===========     =========      =============   ===========   ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                                                  2002                2001
                                                                             -------------       -------------

Net cash used for operating activities                                       $    (302,408)      $    (210,785)

Net cash provided by investing activities                                          336,994             582,564
                                                                             -------------       -------------

Net increase in cash and cash equivalents                                           34,586             371,779

Cash and cash equivalents, beginning                                               804,936             366,041
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     839,522       $     737,820
                                                                             =============       =============

Supplemental Disclosure of cash flow information:
    Cash paid for interest                                                   $       4,000       $       4,500
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 31, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  63,607,792

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $54,986,957)                                                           (49,605,063)

Cumulative cash distributions received from Local Limited Partnerships                            (4,041,767)
                                                                                               ------------- -

Investments in Local Limited Partnerships before adjustment                                        9,960,962

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   5,805,631

   Cumulative amortization of acquisition fees and expenses                                       (1,741,547)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            14,025,046

Reserve for valuation of investments in Local Limited Partnerships                                (5,263,644)
                                                                                               --------------

Investments in Local Limited Partnerships                                                      $   8,761,402
                                                                                               ==============

For the nine months ended December 31, 2002, the Partnership advanced $35,000 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in certain Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $3,898,881. For the nine months ended December 31, 2002, the Partnership has not recognized $3,115,637 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $57,553 of previously unrecognized losses in the nine months ended December 31, 2002.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership has cash and cash equivalents of $839,522, as compared to $804,936 at March 31, 2002. The increase is attributable to proceeds received from the sale of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by cash used for operations, purchases of marketable securities and capital contributions to a Local Limited Partnership.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2002, on a cash basis, approximately $1,248,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $3,720,000 making Reserves available after claims $0.

To date, professional fees relating to various Property issues totaling approximately $2,142,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $1,860,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,768,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

For the three months ended December 31, 2002, Partnership's operations resulted in a net loss of $371,055, as compared to a net loss of $138,178 for the same period in 2001. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is due to increased operating expenses at several Local Limited Partnerships.

Nine Month Period

For the nine months ended December 31, 2002, Partnership's operations resulted in a net loss of $1,522,460, as compared to a net loss of $1,367,511 for the same period in 2001. The increase in net loss is primarily due to an increase in general and administrative expenses and an increase in provision for valuation of interest on impaired note receivable. The increase in general and administrative expense is primarily due to a change in the estimate of amounts due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the nine months ended December 31, 2002.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in forty-nine Local Limited Partnerships, each of which own and operate a multi-family apartment complex. Beginning in 2003 and continuing through 2006, the compliance period of the 49 properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to 4 of these investments. For further information regarding these investments, please refer to the Annual Report.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of all the Local Limited Partnership interests and other assets of the Partnership.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

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

Operations at Breckenridge Creste, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership has transferred 99% of its interest in the Property and on January 3, 2003, the Partnership transferred its remaining 1% interest in the Property.

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

The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP and ODL debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital to of $100,000 to the Property in exchange for the right to Put its interest to the Local General Partner at the end of the Property's Compliance Period, on January 1, 2004.

The Managing General Partner reached an agreement to transfer the Partnership's interest Aurora East, located in Aurora, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $1.1 million, or $11 per unit.

The MHFA issued a report that gave Granite V-Blue Mountain, located in Boston Massachusetts, a below average rating in physical condition. Unfortunately, current replacement reserve levels are inadequate to meet current and future needs. Due to the fact that the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the opportunity may exist for the Property to be re-capitalized. The tax credit compliance period for the Property ends in 2003 and the Managing General Partner has begun to identify possible disposition options with respect to the Partnership's interest in the Property.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Several years ago, Willow Lake, located in Kansas City, Missouri entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001 and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to pay-down the loan. In addition, the Property is required to make monthly payments on the loan until the outstanding balance is fully repaid. The Managing General Partner has advanced Partnership reserves to the Property in order to make the required payments. Occupancy at the Property has remained depressed during recent months due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

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

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Managing General Partner will continue its attempts to dispose of the Partnership's interest in the Property.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Elmwood/Delmar, located in Aurora, Colorado continues to maintain high occupancy, as demand for affordable housing in the area remains strong. However, a site visit conducted in June 2001 found the Property poorly maintained. Many site improvements were noted during a site inspection performed during 2002 but the property is still in need of improvements, which are essential to long-term viability of the Property. The Property generated its last year of tax credits during 1999 and a Housing Assistance Payment ("HAP") contract is expired in 2002, pending extensions. It is unlikely that the property would be able to support operations if the HAP contract is not extended. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits

                         99.1  Certification of Jenny Netzer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2003           BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                   CREDITS L.P. III

                                   By:  Arch Street III, Inc.,
                                   its Managing General Partner




                                   /s/Jenny Netzer
                                   ------------------------------
                                   Jenny Netzer
                                   Principal, Head of Housing and
                                   Community Investment

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


Date:   February 14, 2003         /s/Jenny Netzer
                                  ------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                  /s/Jenny Netzer
                                  -----------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  February 14, 2003