Form 10KSB
period 2003-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2003-06-27
CIK 839345

June 27, 2003


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Form 10-KSB Annual Report for Year Ended March 31, 2003
        File Number 01-18462


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

For the fiscal year ended                  March 31, 2003
                         ------------------------------------------------------
                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                        Commission file number 01-18462

Boston Financial Qualified Housing Tax Credits L.P.  III
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

 Delaware                             04-3032106
------------                       -----------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

   101 Arch Street, Boston, Massachusetts             02110-1106
--------------------------------------------   ----------------------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on
 Title of each class               which registered
 -------------------             ----------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                     $99,610,000 as of March 31, 2003
                     -------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO
WHICH THE DOCUMENT IS INCORPORATED:  (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                        Part of Report on
                                                                        Form 10-KSB into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated
-----------------------------------                                     -----------------------

Post-effective Amendment No. 1 to the Form S-11
  Registration Statement, File # 33-24175                               Part I, Item 1

Supplement No. 4 to the Prospectus dated May 9, 1989                    Part I, Item 1

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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-8
   Item 3    Legal Proceedings                                         K-20
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-20

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-21
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-21
   Item 7     Financial Statements and Supplementary Data              K-27
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-27

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-27
   Item 10    Management Remuneration                                  K-28
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-28
   Item 12    Certain Relationships and Related
              Transactions                                             K-28
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-30

CONTROLS AND PROCEDURES                                                K-31
-----------------------

SIGNATURES                                                             K-32
----------

CERTIFICATIONS                                                         K-33
--------------

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

The Partnership has invested as a limited partner in forty-seven other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


Properties Owned by                                                                                         Date
Local Limited                                                                                             Interest
Partnerships                                               Location                                       Acquired
--------------                                          ---------------                                 ---------------
West Dade                                                 Miami, FL                                        12/31/88
West Dade II                                              Miami, FL                                        12/31/88
Regency Square (1)                                        Dayton, OH                                       03/13/89
Westwood Manor                                            Flint, MI                                        02/21/89
Rolling Hills (1)                                         Dayton, OH                                       03/13/89
Boulevard Commons II (1)                                  Chicago, IL                                      04/04/89
Boulevard Commons IIA (1)                                 Chicago, IL                                      04/04/89
Fox Run Housing                                           Victoria, TX                                     04/07/89
Waterfront                                                Buffalo, NY                                      04/28/89
Shoreline                                                 Buffalo, NY                                      04/28/89
Colony Apartments                                         Columbia, SC                                     05/19/89
Admiral Court                                             Philadelphia, PA                                 06/07/89
Crestwood (1)                                             Bridgeport, TX                                   06/05/89
Elmwood Delmar                                            Aurora, CO                                       05/16/89
El Jardin                                                 Davie, FL                                        06/14/89
Ashley Place                                              Orlando, FL                                      06/23/89
Willowick (1)                                             Gainesville, TX                                  06/30/89
Kirkendall Heights                                        Ellsworth, KS                                    07/19/89
Bentley Hill                                              Syracuse, KS                                     06/30/89
Columbia Townhouses                                       Burlington, IA                                   07/28/89
Quartermill                                               Richmond, VA                                     08/02/89
Ponca Manor                                               Satanta, KS                                      07/28/89
Pearl Place                                               Rossville, KS                                    07/28/89
Crown Point (1)                                           Venus, TX                                        08/22/89
Godley Arms (1)                                           Godley, TX                                       08/25/89
Pilot Point (1)                                           Pilot Point, TX                                  08/22/89
Sherwood Arms (1)                                         Keene, TX                                        08/22/89
South Holyoke                                             Holyoke, MA                                      08/29/89
Walker Woods                                              Dover, DE                                        08/30/89
Lakeway Colony (1)                                        Lake Dallas, TX                                  08/30/89
One Main Place (1)                                        Little Elm, TX                                   08/22/89
Eaglewood                                                 Covington, TN                                    09/06/89
Harbour View(1)                                           Staten Island, NY                                09/29/89
Georgetown II                                             Georgetown, DE                                   09/28/89
Granite V                                                 Boston, MA                                       09/29/89
Garden Plain                                              Garden Plain, KS                                 08/09/89
Fulton                                                    Fulton, KY                                       10/05/89
Lone Oak (1)                                              Graham, TX                                       10/06/89
Hallet West (1)                                           Hallettsville, TX                                11/20/89


Properties Owned by                                                                                         Date
Local Limited                                                                                              Interest
Partnerships                                         Location                                              Acquired
--------------                                  ------------------                                      -------------
Glenbrook (1)                                     St. Jo, TX                                               10/06/89
Eagles Nest (1)                                   Decatur, TN                                              10/06/89
Billings Family                                   Billings, MO                                             08/09/89
Brownsville                                       Brownsville, TN                                          08/09/89
Sunnyhill Villa                                   Wayne, NE                                                08/09/89
Longview                                          Humboldt, KS                                             10/13/89
Horseshoe Bend                                    Horseshoe Bend, AR                                       08/09/89
Briarwood II                                      Lake Havasua, AZ                                         10/04/89
Quail Run (1)                                     Iowa Park, TX                                            10/06/89
Smithville                                        Smithville, MO                                           08/09/89
Aurora East Apartments (1)                        Denver, CO                                               11/06/89
Elver Park II                                     Madison, WI                                              11/09/89
Elver Park III                                    Madison, WI                                              11/09/89
Tucson Trails I                                   Madison, WI                                              11/22/89
Tucson Trails II                                  Madison, WI                                              11/23/89
Pleasant Plaza (1)                                Malden, MA                                               12/01/89
241 Pine Street (1)                               Manchester, NH                                           12/04/89
Heather Oaks                                      Oak Grove, MO                                            11/24/89
Riverfront                                        Sunbury, PA                                              12/26/89
Susquehanna View                                  Camp Hill, PA                                            12/26/89
Breckenridge (1)                                  Duluth, GA                                               12/19/89
Wood Creek                                        Calcium, NY                                              12/15/89
Willow Lake                                       Kansas City, MO                                          12/20/89
Ashton Heights                                    Bolivar, MO                                              12/15/89
Fouche Valley                                     Perryville, AR                                           05/01/90
Altheimer                                         Altheimer, AR                                            04/18/90
Kyle Hotel                                        Temple, TX                                               06/12/90
Diversey Square                                   Chicago, IL                                              12/01/90
Poplar Village                                    Cumberland, KY                                           12/30/90
Lexington                                         Lexington, TN                                            12/29/90

(1) The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of The Temple-Kyle, L.P. and Willow Lake, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Ellsworth Senior Housing L.P., Prairieland Property of Syracuse, L.P., Prairieland Properties of Satanta, L.P., Rossville Senior Housing, L.P., Longview Apartments, L.P., Smithville Rural Housing A Limited Partnership, Brownsville Associates, L.P., Briarwood Associates II, L.P., Billings Family Housing, L.P., Garden Plain Senior Apts., LTD, Wayne Senior Housing, L.P., Horseshoe Bend Associates I, L.P., Bolivar Senior Housing, L.P., Missouri Rural Housing of Oak Grove, L.P., Westgate Associates I, L.P. and Altheimer Associates I, L.P., representing 2.90%, have The Lockwood Group as Local General Partner; (ii) Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I and Tucson Trails Limited Partnership II, representing 7.75%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 7.38%, have NCHP as Local General Partner; (iv) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 8.04%, have Romat, Inc. and Arbor, Inc., as Local General Partner, respectively, both of which have Aristedes Martinez as principal; (v) EDM Housing Associates, LTD a Limited Partnership and Fox Run Housing, representing 4.78%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vi) Eaglewood VIII, L.P. A Limited Partnership, Lexington Associates I L.P. A Limited Partnership and Fulton Associates I, L.P. A Limited Partnership, representing 0.94%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (vii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 8.26%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in forty-seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Granite V and Colony Apartments where the Partnership's ownership interest is 97% and 49% respectively.

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



                                                              Capital Contributions
Local Limited Partnership                                   Total            Total         Mtge. Loans
Property Name                              Number of     Committed at     Paid through     payable at        Type of   Occupancy at
Property Location                         Apt. Units    March 31, 2003   March 31, 2003 December 31, 2002   Subsidy*  March 31, 2003
---------------------------------------  ------------  --------------   --------------- ------------------- ---------- -------------
West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                 122            $1,513,936        $1,513,936    $4,092,832  Section 8       98%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                 209            3,039,442         3,039,442      8,027,921   Section 8       98%

Westwood Manor Limited Dividend
Housing Association L.P.
Westwood Manor
Flint, MI                                 144            1,165,925         1,165,925      2,894,958   Section 8       97%

Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                142               1,079,318     1,079,318      8,598,496  None             82%


Waterfront Limited Partnership
Waterfront
Buffalo, NY                                472               3,597,307     3,597,307      29,760,455  None             71%




                                                 Capital Contributions
Local Limited Partnership                      Total            Total          Mtge. Loans
Property Name                 Number of     Committed at     Paid through      payable at         Type of        Occupancy at
Property Location             Apt. Units    March 31, 2003   March 31, 2003  December 31, 2002    Subsidy*       March 31, 2003
----------------------     --------------- ---------------  --------------- ------------------- ------------    -----------------
Fox Run Housing
Fox Run
Victoria, TX                 150            1,605,775         1,605,775          4,071,619      Section 8                90%

Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P.
    A Limited Partnership
Colony Apartments
Columbia, SC               300               1,762,500        1,762,500          8,308,902      Section 8                  97%


Boulevard Commons Limited
    Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL               96               2,002,560          2,002,560          2,835,589      None                       93%


Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA         46               1,900,000           1,900,000          2,018,589      Section 8                  74%



                                                            Capital Contributions
Local Limited Partnership                                  Total          Total          Mtge. Loans
Property Name                            Number of      Committed at    Paid through    payable at          Type of   Occupancy at
Property Location                        Apt. Units    March 31, 2003  March 31, 2003  December 31, 2002   Subsidy*  March 31, 2003
--------------------------------------   -----------  ---------------- -------------- ------------------ -------------- ------------

Prarieland Property of Syracuse, L.P.
Bentley Hill
Syracuse, KS                              8            52,150            52,150            237,839              FmHA    88%

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                236           2,022,100       2,022,100         6,403,835              Section 8   98%

EDM Housing Associates LTD
    A Limited Partnership
Elmwood Delmar
Aurora, CO                               95           1,102,025        1,102,025         3,113,413              Section 8     98%

Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                           12           69,658               69,658      323,773                   FmHA     92%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                              8           49,915               49,915      221,104                   FmHA          100%




                                                        Capital Contributions
Local Limited Partnership                            Total            Total           Mtge. Loans
Property Name                           Number of    Committed at     Paid through    payable at        Type of    Occupancy at
Property Location                      Apt. Units    March 31, 2003   March 31, 2003  December 31, 2002 Subsidy*   March 31, 2003
-----------------------------------    ----------    --------------   --------------- ----------------- ---------  --------------
March 31, 2003

Rossville Senior Housing, L.P.
Pearl Place
Rossville, KS                          10            58,855           58,855           275,423          FmHA             90%
FmHA   90%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                         56           837,450          837,450           683,551          Section 8        90%

Quartermill Associates, L.P.
    A Virginia Limited Partnership
Quartermill
Richmond, VA                           266        7,705,500         7,705,500        6,936,362          None             99%

One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX



                                           Capital Contributions
Local Limited Partnership                Total           Total            Mtge. Loans
Property Name               Number of    Committed at    Paid through     payable at         Type of          Occupancy at
Property Location           Apt. Units   March 31, 2003  March 31, 2003   December 31, 2002  Subsidy*         March 31, 2003
------------------------    -----------  --------------  --------------- ------------------  ----------       --------------
Crown Point Housing
    Associates, LTD (1)
    A Texas Limited Partnership
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership
South Holyoke
Holyoke, MA                   48          1,219,330         1,219,330      3,107,600            None             94%

Harbour View
    A Limited Partnership (1)
Harbour View
Staten Island, NY

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                     51          1,452,380         1,452,380      2,257,024            None             94%

Lakeway Colony Housing
    Associates, LTD (1)
Lakeway Colony
Lake Dallas, TX






                                                         Capital Contributions
Local Limited Partnership                         Total             Total           Mtge. Loans
Property Name                      Number of      Committed at      Paid through    payable at        Type of   Occupancy at
Property Location                  Apt. Units     March 31, 2003    March 31, 2003  December 31, 2002 Subsidy*  March 31, 2003
-------------------------------    -----------    --------------    --------------- ----------------- --------  ----------------

Eaglewood VIII, L.P.
    A Limited Partnership
Eaglewood
Covington, TN                      40              255,000            255,000         1,103,446         FmHA        95%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                     50            1,200,000            1,200,000       1,665,708         None        100%

Blue Mountain Associates, L.P.
    A Massachusetts Limited Partnership
Granite V
Boston, MA                         217           5,774,113            5,774,113      9,168,714          Section 8      99%

Garden Plain Senior Apts., LTD
Garden Plain
Garden Plain, KS                   12            70,030               70,030         299,806            FmHA            100%

Fulton Associates I, L.P.
    A Limited Partnership
Fulton
Fulton, KY                         24             180,000              180,000         788,802          FmHA            92%

Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX



                                                      Capital Contributions
Local Limited Partnership                         Total            Total           Mtge. Loans
Property Name                       Number of     Committed at     Paid through    payable at         Type of    Ocupancy at
Property Location                   Apt. Units    March 31, 2003   March 31, 2003  December 31, 2002  Subsidy*   March 31, 2003
---------------------------------   ----------    --------------   --------------- -----------------  --------   ------------------

West Hallettsville Housing
    Associates, LTD (1)
Hallet West
Hallettsville, TX

Glenbrook Housing Associates, LTD (1)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD (1)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P.
Cedar Tree
Billings, MO                           12             58,855           58,855          278,748          FmHA             92%

Brownsville Associates, L.P.
Brownsville
Brownsville, TN                        28            161,665          161,665          774,110          FmHA             86%

Wayne Senior Housing, L.P.
Sunnyhill Villa
Wayne, NE                              15             81,205           81,205          421,479          FmHA             80%

Longview Apartments, L.P.
Longview
Humbolt, KS                            14             91,635           91,635          393,650          FmHA             93%




                                                Capital Contributions
Local Limited Partnership                     Total            Total           Mtge. Loans
Property Name                   Number of     Committed at     Paid through    payable at         Type of    Occupancy at
Property Location               Apt. Units    March 31, 2003   March 31, 2003  December 31, 2002  Subsidy*   March 31, 2003
----------------------------    ----------    --------------   --------------- -----------------  ---------  --------------

Horseshoe Bend Associates I, L.P.
Horseshoe Bend
Horseshoe Bend, AR               24             143,785           143,785           638,646         FmHA           79%

Briarwood Associates II, L.P.
Briarwood II
Lake Havasua, AZ                 32             219,030           219,030         1,095,017         FmHA           97%

North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    A Limited Partnership
Smithville
Smithville, MO                   24             108,025           108,025          533,404          FmHA           92%

Aurora Properties, LTD
    A Limited Partnership (1)
Aurora East Apartments
Denver, CO

Elver Park Limited Partnership II
Elver Park II
Madison, WI                      56            1,246,385        1,246,385        1,648,621          None            98%





                                                       Capital Contributions
Local Limited Partnership                            Total            Total           Mtge. Loans
Property Name                          Number of     Committed at     Paid through    payable at         Type of    Occupancy at
Property Location                      Apt. Units    March 31, 2003   March 31, 2003  December 31, 2002  Subsidy*   March 31, 2003
-------------------------------        ----------    --------------   --------------  -----------------  --------   --------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                            48             1,047,470        1,047,470         1,354,654          None       98%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                            48             1,047,470        1,047,470         1,332,238          None      100%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                            48             1,047,470        1,047,470         1,338,514          None       98%

Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                          24              118,828           118,828          557,200           FmHA       100%

Wood Creek Associates
    A New York Limited Partnership
Wood Creek
Calcium, NY                            104           1,850,000         1,850,000         2,826,957          None       100%






                                                       Capital Contributions
Local Limited Partnership                          Total            Total           Mtge. Loans
Property Name                         Number of    Committed at     Paid through    payable at        Type of    Occupancy at
Property Location                     Apt. Units   March 31, 2003   March 31, 2003  December 31, 2002 Subsidy*   March 31, 2003
----------------------------------    ----------   --------------   --------------- ----------------- --------   ---------------

Breckenridge Creste Apartments, L.P. (1)
Breckenridge
Duluth, GA

Willow Lake Partners II, L.P.
    A Limited Partnership
Willow Lake
Kansas City, MO                          132         2,130,700        2,130,700         2,580,080       None           80%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                              20           95,360           95,360           461,909         FmHA           95%

Lexington Associates I L.P.
    A Limited Partnership
Lexington Civic                          24           95,000            95,000          883,750         FmHA          88%
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                              200           1,984,908       1,984,908       6,198,747        Section 8     95%

Susquehanna View, L.P.
Susquehanna View
Camp Hill, PA                           201           2,194,314        2,194,314      8,498,227         Section 8     98%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                         20             131,865         131,865        633,412            FmHA            90%


                                                  Capital Contributions
Local Limited Partnership                      Total           Total          Mtge. Loans
Property Name                     Number of    Committed at    Paid through   payable at        Type of    Occupancy at
Property Location                 Apt. Units   March 31, 2003  March 31, 2003 December 31, 2002 Subsidy*   March 31, 2003
-------------------------------   ----------   --------------  -------------- ----------------- ---------  ----------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                      20           130,375         130,375          590,635        FmHA            100%

The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                         64         1,624,100         1,624,100         1,388,829     Section 8       100%

Diversey Square Associates II
Diversey Square II
Chicago, IL                        48         1,031,825         1,031,825         2,600,714     Section 8       100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                     36          283,945           283,945          1,187,706     None            94%
                                 ------     ------------       ------------  --------------

                                  4,056    $  56,639,484      $ 56,639,484   $   145,413,008
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

Item 3.  Legal Proceedings

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Pleasant Plaza and South Holyoke have been declared in default on their mortgage obligations.

Pleasant Plaza was included in a "Dilution Pool" composed of approximately twenty of the seventy-seven SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership that owns Pleasant Plaza, and the Partnership's interest in the Local Limited Partnership was diluted to 4%. The Partnership had the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one-year from the effective date of admitting the new investor limited partner. Effective October 8, 2001 the Partnership transferred its remaining interest in the Property. Therefore, the Partnership no longer has an interest in Pleasant Plaza.

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

As of March 31, 2003, there were 5,711 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2003 and 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $122,683,000 and $153,862,000 respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $55,707,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $128,739 for the year ended March 31, 2003. This increase is attributable to sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities, contributions and advances made to Local Limited Partnerships and cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2003, $1,139,082 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,147,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $1,914,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing

General Partner deems funding appropriate.If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,718,000 of operating funds to replenish Reserves.
Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2003 and 2002. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Partnership's results of operations for the year ended March 31, 2003 resulted in a net loss of $3,251,213 as compared to a net loss of $2,790,374 for the same period in 2002. The increase in net loss is primarily due to increases in general and administrative expense provision for valuation of investments in Local Limited Partnerships and equity in losses of Local Limited Partnerships. These increases are partially offset by the recognition of a provision for valuation of an impaired note in the 2002 period. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in operating expenses at the Local Limited Partnerships. The increase in general and administrative expenses is due to an increase in salaries and benefits due to an affiliate of the General Partner. Changes in the estimate of these amounts relating to the year ended March 31, 2002 were expensed in the year ended March 31, 2003.

Low-income housing tax credits

The 2002 and 2001 Tax Credits per Unit for individuals were $0.18 and $1.51, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as several Properties have reached the end of the ten year credit period. However, because the Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in forty-seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. Beginning in 2003 and continuing through 2006, the Compliance Period of the forty-seven Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to eight of these investments. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

The Managing General Partner reached an agreement to transfer the Partnership's interest in Aurora East Apartments, located in Denver, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $1.1 million, or $11 per Unit.

During the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner is pursuing a refinancing of the Property. The Compliance Period for the Property ends in 2003, and the Managing General Partner has begun to identify possible disposition options for the Partnership's interest in the Property.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years.

Several years ago Willow Lake, located in Kansas City, Missouri entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to pay-down the loan. In addition, the Property is required to make monthly payments on the loan until the outstanding balance is fully repaid. The Managing General Partner has advanced Partnership Reserves to the Property in order to make the required payments. Occupancy at the Property has remained depressed during recent months due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

During 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a substantial risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or
Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile.

Increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. The Property no longer generates Tax Credits and the Compliance Period expires in 2005. Recently, the non-profit organization that holds the Property's long term ground lease offered to transfer the land at little cost. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advance. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance.

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of Lend Leas, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property.

Elmwood Delmar, located in Aurora, Colorado, continues to maintain high occupancy as demand for affordable housing in the area remains strong. A site visit conducted in June 2001 found the Property in poor maintenance. Several site improvements were noted during an additional inspection performed during 2002, but the Property is still in need of improvements which are essential to long-term viability of the Property. The Property generated its last year of Tax Credits during 1999. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

As previously reported, Pleasant Plaza, located in Malden, Massachusetts, and South Holyoke, located in Holyoke, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Pleasant Plaza and South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Pleasant Plaza and South Holyoke have been declared in default on their mortgage obligations.

Pleasant Plaza was included in a "Dilution Pool" composed of approximately twenty of the seventy-seven SHARP properties. MHFA made an offering to Wall Street that consisted primarily of an effort to sell the tax losses generated by the 20 partnerships, assuming restructured mortgages. As a result, a new limited partner was admitted to the Local Limited Partnership that owns Pleasant Plaza, and the Partnership's interest in the Local Limited Partnership was diluted to 4%. The Partnership had the right to put the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner one-year from the effective date of admitting the new investor limited partner. Effective October 8, 2001 the Partnership transferred its remaining interest in the Property. Therefore, the Partnership no longer has an interest in Pleasant Plaza.

The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP and ODL debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner at the end of the Property's Compliance Period, January 1, 2004.

Operations at Breckenridge, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership had transferred 99% its interest in the Property, and on January 3, 2003 the Partnership transferred its remaining 1% interest in the Property.

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

Boulevard Commons IIA, located in Chicago, Illinois, consistently generated an operating deficit. Expense levels at the Property were high due to increasing maintenance, capital needs, security issues and high turnover. The Managing General Partner developed a plan with the Local General Partner to transfer ownership of the Property to the Local General Partner. The plan included provisions to minimize the risk of recapture. The Partnership transferred 99% of its interest in Boulevard Commons IIA in 1999 and 2000. During August 2001, the Partnership transferred its remaining 1% interest in the Property. The Partnership no longer has an interest in this Property.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2003 and 2002.

Since most Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, the Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

Certain Properties in which the Partnership has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in August 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                      Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member
Lauren M. Guillette         Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National

Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                           Amount
Title of              Name and Address of               Beneficially                 Percent
 Class                 Beneficial Owner                    Owned                    of Class

Limited               AMP, Incorporated                 10,000 Units                   10%
Partner               P.O. Box 3608
                      Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, all of which have been sold to the public as of March 31, 2003. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2003 are as follows:

                                                                 2003             2002
                                                            --------------   --------------

     Asset management fees                                  $   372,895      $   385,028

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                                2003             2002
                                                            -----------      -----------

     Salaries and benefits expense reimbursements           $   558,090      $   374,890

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2003 is presented in Note 5 to the Financial Statements.

Item 13    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)   Exhibits

      99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

      No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                             Date:    June 27, 2003
           ------------------                          -----------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                            Date:    June 27, 2003
           -------------------                        -----------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                    Date:   June 27, 2003
           -----------------------------              ----------------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Qualified Housing Tax Credits L.P. III:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 27, 2003             /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                  /s/Jenny Netzer
                                  -------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  June 27, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2003

                                      Index



                                                                             Page No.

Report of Independent Accountants
    For the years ended March 31, 2003 and 2002                                   F-2

Financial Statements

     Balance Sheet - March 31, 2003                                               F-3

     Statements of Operations - For the years ended
       March 31, 2003 and 2002                                                    F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2003 and 2002                 F-5

     Statements of Cash Flows - For the years ended
       March 31, 2003 and 2002                                                    F-6

     Notes to the Financial Statements                                            F-7




                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $7,250,177 at March 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,365,063) and $(754,247) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 7, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.

/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2003



Assets

Cash and cash equivalents                                                                        $     933,675
Marketable securities, at fair value (Note 3)                                                          205,407
Investments in Local Limited Partnerships (Note 4)                                                   7,250,177
Other assets                                                                                             4,266
                                                                                                 -------------
     Total Assets                                                                                $   8,393,525
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                        $   4,461,775
Accrued expenses                                                                                       406,085
Note payable, affiliate (Note 5)                                                                       514,968
                                                                                                 -------------
     Total Liabilities                                                                               5,382,828
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                               3,008,146
Net unrealized gains on marketable securities                                                            2,551
                                                                                                 -------------
     Total Partners' Equity                                                                          3,010,697
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   8,393,525
                                                                                                 =============

   The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                                      2003           2002
                                                                                  -----------    -----------
Revenue:
   Investment                                                                   $      33,859    $      50,923
   Recovery of provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                                    -          146,117
   Other                                                                              274,376          261,787
                                                                                -------------    -------------
     Total Revenue                                                                    308,235          458,827
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 5)                                         372,895          385,028
   General and administrative (includes reimbursements
     to affiliates of $558,090 and $374,890 in 2003 and
     2002, respectively) (Note 5)                                                     773,103          564,805
   Provision for valuation of investments in Local Limited Partnerships (Note 4)                 972,711           -
   Provision for valuation of impaired note receivable (Note 4)                        74,037        1,463,069
   Provision for valuation of advances to Local Limited Partnerships (Note 4)          88,649                -
   Interest                                                                             6,000            6,000
   Amortization                                                                        56,990           76,052
                                                                                -------------    -------------
     Total Expenses                                                                 2,344,385        2,494,954
                                                                                -------------    -------------

Loss before equity in losses of Local Limited Partnerships and
   gain on liquidation of interest in Local Limited Partnership                    (2,036,150)      (2,036,127)

Equity in losses of Local Limited Partnerships (Note 4)                            (1,365,063)        (754,247)

Gain on liquidation of interest in Local Limited Partnership                          150,000                -
                                                                                -------------    -------------

Net Loss                                                                        $  (3,251,213)   $  (2,790,374)
                                                                                =============    =============
Net Loss Allocated:
   General Partners                                                             $     (32,512)   $     (27,904)
   Limited Partners                                                                (3,218,701)      (2,762,470)
                                                                                -------------    -------------
                                                                                $  (3,251,213)   $  (2,790,374)
                                                                                =============    =============
Net Loss per Limited Partner Unit
    (100,000 Units)                                                             $      (32.19)   $      (27.62)
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2003 and 2002




                                                           Initial     Investor          Net
                                             General       Limited      Limited      Unrealized
                                            Partners      Partners     Partners         Gains          Total
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2001                 $  (785,347)    $  5,000   $   9,830,080   $     7,674  $   9,057,407
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -        (1,967)        (1,967)
   Net Loss                                   (27,904)           -      (2,762,470)            -     (2,790,374)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (27,904)           -      (2,762,470)       (1,967)    (2,792,341)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2002                    (813,251)       5,000       7,067,610         5,707      6,265,066
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in unrealized gains
     on marketable securities
     available for sale                             -            -               -        (3,156)        (3,156)
   Net Loss                                   (32,512)           -      (3,218,701)            -     (3,251,213)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (32,512)           -      (3,218,701)       (3,156)    (3,254,369)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2003                 $  (845,763)    $  5,000   $   3,848,909   $     2,551  $   3,010,697
                                          ===========     ========   =============   ===========  =============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002



                                                                                 2003           2002
                                                                            ------------    ------------
Cash flows from operating activities:
   Net Loss                                                                 $ (3,251,213)   $ (2,790,374)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                            1,365,063         754,247
     Gain on liquidation of interest in Local Limited Partnership               (150,000)              -
     Provision for valuation of investments in Local Limited Partnerships        972,711               -
     Provision for valuation of impaired note receivable                          74,037       1,463,069
     Provision for valuation of advances to Local Limited Partnerships            88,649               -
     Recovery of provision for valuation of advances
       to Local Limited Partnerships                                                   -        (146,117)
     Amortization                                                                 56,990          76,052
     Cash distributions included in net loss                                    (194,912)       (111,815)
     Net (gain) loss on sales of marketable securities                             2,505          (4,433)
     Other non-cash item                                                         (74,037)       (113,650)
     Increase in cash arising from changes in operating
       assets and liabilities:
       Other assets                                                                2,683           5,632
       Due to affiliate                                                          580,985         520,697
       Accrued expenses                                                           19,433          46,364
                                                                            ------------    ------------
Net cash used for operating activities                                          (507,106)       (300,328)
                                                                            ------------    ------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                                    (100,000)              -
   Repayment of advances to Local Limited Partnerships                                 -         146,117
   Advances to Local Limited Partnerships                                        (88,649)              -
   Purchases of marketable securities                                           (871,162)       (306,284)
   Proceeds from sales and maturities of marketable securities                 1,171,000         475,000
   Proceeds received from liquidation of interest in Local
     Limited Partnership                                                         150,000               -
   Cash distributions received from Local
     Limited Partnerships                                                        374,656         316,060
   Payment of interest on notes receivable from affiliate                              -         108,330
                                                                            ------------    ------------
Net cash provided by investing activities                                        635,845         739,223
                                                                            ------------    ------------

Net increase in cash and cash equivalents                                        128,739         438,895

Cash and cash equivalents, beginning                                             804,936         366,041
                                                                            ------------    ------------

Cash and cash equivalents, ending                                           $    933,675    $    804,936
                                                                            ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $      6,000    $      6,000
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 3.75%. At March 31, 2003, the Managing General Partner has designated $1,139,082 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.       Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Partnership mitigates this risk by investing in major financial institutions.

Marketable Securities

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

Investments in Local Limited Partnerships (continued)

Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized      Fair
                                                   Cost         Gains             Losses        Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $   202,856    $     2,996       $   (445)    $   205,407
                                               -----------    -----------       --------     -----------

Marketable Securities
   at March 31, 2003                           $   202,856    $     2,996       $   (445)    $   205,407
                                               ===========    ===========       ========     ===========

The contractual maturities at March 31, 2003 are as follows:
                                                                                                Fair
                                                                                 Cost           Value

Due in less than one year                                                    $   202,856     $   205,407
                                                                             ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were $871,000 during the year ended March 31, 2003. Proceeds from the maturities of marketable securities were $300,000 and $475,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $277 and $4,433 that were realized on the sales during the years ended March 31, 2003 and 2002, respectively, and gross losses of $2,782 that were realized on the sales during the year ended March 31, 2003.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships

The Partnership has limited partnership interests in forty-seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  58,619,549

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $55,707,114)                                       (46,523,781)

Cumulative cash distributions received from Local Limited Partnerships                              (3,919,576)
                                                                                                 ----------------

Investments in Local Limited Partnerships before adjustments                                         8,176,192

Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                     5,284,749

   Cumulative amortization of acquisition fees and expenses                                         (1,622,988)
                                                                                                 ----------------

Investments in Local Limited Partnerships before reserve for valuation                              11,837,953

Reserve for valuation of investments in Local Limited Partnerships                                  (4,587,776)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $   7,250,177
                                                                                                 =============

For the year ended March 31, 2003, the Partnership advanced $88,649 to certain Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2002 and 2001 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2002                2001
                                                                           ---------------     ---------------
Assets:
   Investment property, net                                                $   108,620,735     $   113,943,839
   Other assets, net                                                            14,062,354          14,732,282
                                                                           ---------------     ---------------
       Total Assets                                                        $   122,683,089     $   128,676,221
                                                                           ===============     ===============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                  $   153,861,736     $   154,111,313
   Other liabilities                                                            21,360,949          19,580,924
                                                                           ---------------     ---------------
       Total Liabilities                                                       175,222,685         173,962,237
                                                                           ---------------     ---------------

Partnership's deficiency                                                       (52,198,427)        (45,348,107)
Other partners' deficiency                                                        (341,169)             62,091
                                                                           ---------------     ---------------
       Total Partners' Deficiency                                              (52,539,596)        (45,286,016)
                                                                           ---------------     ---------------
         Total Liabilities and Partners' Deficiency                        $   122,683,089     $   128,676,221
                                                                           ===============     ===============

Summarized Income Statements - for
the year ended December 31,
                                                                                  2002                2001
                                                                           ---------------     ---------------

Rental and other income                                                    $    28,830,572     $    28,785,729
                                                                           ---------------     ---------------

Expenses:
   Operating                                                                    18,745,804          18,443,568
   Interest                                                                     11,369,026          11,158,416
   Depreciation and amortization                                                 6,525,213           6,316,031
                                                                           ---------------     ---------------
     Total Expenses                                                             36,640,043          35,918,015
                                                                           ---------------     ---------------

Net Loss                                                                   $    (7,809,471)    $    (7,132,286)
                                                                           ===============     ===============

Partnership's share of Net Loss (include adjustments from prior years)     $    (7,249,115)    $    (6,619,233)
                                                                           ===============     ===============
Other partners' share of Net Loss                                          $      (465,633)    $      (490,439)
                                                                           ===============     ===============

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2003 and 2002, the Partnership has not recognized $5,944,039 and $5,867,920, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $59,987 and $2,934 of previously unrecognized losses in the years ended March 31, 2003 and 2002, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($52,198,427) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $8,176,192 primarily because of cumulative unrecognized losses as described above, the Partnership has included advances and notes receivable in investments in Local Limited Partnerships and two Local Limited Partnerships whose interests were liquidated in the quarter ended March 31, 2003 are included in the summarized balance sheet of the Local Limited Partnerships at December 31, 2002.

As a result of continued deterioration in property operations, the Partnership determined the Temple-Kyle L.P. note receivable was impaired. As a result, a reserve for valuation of $1,537,106 has been established to adjust the carrying amount of the loan to the estimated fair market value of the expected future cash flows. The Partnership recognized $74,037 of interest income on the Temple-Kyle L.P. note during 2003, all of which has been reserved.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $372,895 and $385,028 for the years ended March 31, 2003 and 2002, respectively. As of March 31, 2003, $3,276,043 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2003 and 2002, $200,000 and $0, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $558,090 and $374,890, respectively, that the Partnership has incurred for these expenses. As of March 31, 2003, $1,185,732 is payable to an affiliate of the Managing General Partner for salaries and benefits.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 2003, $514,968 is due to an affiliate of the Managing General Partner for this note.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)



6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                     2003              2002
                                                                                --------------   --------------

Net Loss per financial statements                                               $ (3,251,213)   $    (2,790,374)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses
   for tax (financial reporting) purposes                                             (769,545)       2,720,188

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                 (5,884,052)      (5,864,986)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                        257,987            4,675

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                                  -         (146,117)

Bad debt expense recognized for tax purposes                                                 -         (141,200)

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                     972,711                -

Provision for valuation of impaired note receivable not deductible
   for tax purposes                                                                     74,037        1,463,069

Provision for valuation of advances to Local Limited Partnerships not
   deductible for tax purposes                                                          88,649                -

Gain (loss) on liquidation of interests in Local Limited Partnerships for tax
   purposes in excess of gain on liquidation for financial reporting purposes       (1,472,515)       7,832,174

Amortization not deductible for tax purposes                                            56,990           76,052

Cash distributions included in net loss for financial reporting purposes              (295,195)         (82,673)
                                                                                --------------   --------------

Net Income (Loss) per tax return                                                $  (10,222,146)  $    3,070,808
                                                                                ==============   ==============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                          Financial
                                                          Reporting            Tax
                                                          Purposes            Purposes            Differences
                                                       ------------        --------------      ----------------

   Investments in Local Limited Partnerships           $  7,250,177        $  (33,262,036)     $   40,512,213
                                                       ============        ==============      ==============
   Other assets                                        $  1,143,348        $   13,080,197      $  (11,936,849)
                                                       ============        ==============      ==============
   Liabilities                                         $  5,382,828        $    5,272,306      $      110,522
                                                       ============        ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $47,710,000 greater than for financial reporting purposes, including approximately $55,707,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) the Partnership has provided a reserve for valuation of approximately $4,588,000 against its investments in Local Limited Partnerships for financial reporting purposes; iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $1,623,000; and iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $122,683,000 and $153,862,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $55,707,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.