Form 10QSB
period 2003-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2003-08-13
CIK 839345

August 14, 2003


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 01-18462


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

For the quarterly period ended     June 30, 2003

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2003 and 2002                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2003                             3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2003 and 2002                                          4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

Item 3.  Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $        701,829
Marketable securities, at fair value                                                               203,375
Investments in Local Limited Partnerships (Note 1)                                               6,834,294
Other assets                                                                                         1,492
     Total Assets                                                                         $      7,740,990

Liabilities and Partners' Equity

Due to affiliate                                                                          $      4,353,745
Accrued expenses                                                                                   399,365
Note payable, affiliate                                                                            514,968
     Total Liabilities                                                                           5,268,078

General, Initial and Investor Limited Partners' Equity                                           2,472,393
Net unrealized gains on marketable securities                                                          519
     Total Partners' Equity                                                                      2,472,912
     Total Liabilities and Partners' Equity                                               $      7,740,990


The accompanying notes are an integral part of these financial statements.


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)




                                                                                2003                  2002
Revenue:
   Investment                                                              $       5,161         $      10,037
   Other                                                                           1,496                64,289
     Total Revenue                                                                 6,657                74,326

Expenses:
   Asset management fees, affiliate                                               95,376                96,852
   Provision for valuation of advances to Local Limited Partnerships              15,000                10,000
   General and administrative (includes reimbursements
     to an affiliate of $96,594 and $190,507 in 2003 and
     2002, respectively)                                                         149,261               237,409
   Amortization                                                                   11,380                14,247
   Interest                                                                        1,500                 1,500
     Total Expenses                                                              272,517               360,008

Loss before equity in losses of Local Limited Partnerships                      (265,860)             (285,682)
Equity in losses of Local Limited Partnerships  (Note 1)                        (269,893)             (306,492)
Net Loss                                                                   $    (535,753)        $    (592,174)
Net Loss Allocated:
   General Partners                                                        $      (5,358)        $      (5,922)
   Limited Partners                                                             (530,395)             (586,252)
                                                                           $    (535,753)        $    (592,174)
Net Loss per Limited Partner Unit
    (100,000 Units)                                                        $       (5.30)        $       (5.86)



The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)



                                                        Initial        Investor          Net
                                        General         Limited         Limited      Unrealized
                                       Partners        Partners            Partners        Gains           Total

Balance at March 31, 2003             $  (845,763)    $   5,000      $   3,848,909   $     2,551   $   3,010,697

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -        (2,032)         (2,032)
   Net Loss                                (5,358)            -           (530,395)            -        (535,753)
Comprehensive Loss                         (5,358)            -           (530,395)       (2,032)       (537,785)

Balance at June 30, 2003              $  (851,121)    $   5,000      $   3,318,514   $       519   $   2,472,912

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)




                                                                                 2003              2002

Net cash used for operating activities                                     $    (352,952)      $     (40,649)

Net cash provided by investing activities                                        121,106             134,863

Net increase (decrease) in cash and cash equivalents                            (231,846)             94,214

Cash and cash equivalents, beginning                                             933,675             804,936

Cash and cash equivalents, ending                                          $     701,829       $     899,150

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       1,500       $       1,500

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  58,634,549


Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $57,008,260)                                       (46,792,178)

Cumulative cash distributions received from Local Limited Partnerships                              (4,055,682)


Investments in Local Limited Partnerships before adjustments                                         7,786,689


Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                     5,284,749


   Cumulative amortization of acquisition fees and expenses                                         (1,634,368)

Investments in Local Limited Partnerships before reserve for valuation                              11,437,070

Reserve for valuation of investments in Local Limited Partnerships                                  (4,602,776)


Investments in Local Limited Partnerships                                                        $   6,834,294


For the three months ended June 30, 2003, the Partnership advanced $15,000 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $1,569,543. For the three months ended June 30, 2003, the Partnership has not recognized $1,300,640 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $990 of previously unrecognized losses in the three months ended June 30, 2003.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $231,846 for the three months ended June 30, 2003. This decrease is attributable to cash used for operations and advances paid to Local Limited Partnerships offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2003, $905,204 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,159,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to three Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Partnership has advanced approximately $1,929,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,512,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

For the three months ended June 30, 2003, the Partnership's operations resulted in a net loss of $535,753 as compared to a net loss of $592,174 for the same period in 2002. The decrease in net loss is primarily due to a decrease in general and administrative expenses and a decrease in losses of Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the three months ended June 30, 2002. The decrease in equity in losses is due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in forty-seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2003 and 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in recapture of a portion of the property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the forty-seven Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in seven Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Several years ago Willow Lake, located in Kansas City, Missouri, entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to paydown the loan. In addition, the Property is required to make monthly payments on the loan until the outstanding balance is fully repaid. The Managing General Partner has advanced Partnership Reserves to the Property in order to make the required payments. Occupancy at the Property has remained depressed during recent months due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result.

During 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Managing General Partner and the Local General Partner have begun to pursue disposition of the Partnership's interest in the Property.

Increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. The Property no longer generates Tax Credits and the Compliance Period expires in 2005. Recently, the non-profit affiliate of the state housing finance agency that holds the Property's long term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

Operations at Westwood Manor, located in Flint, Michigan, have suffered recently. Poor site management has caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advance. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. In addition, the Managing General Partner has begun discussions with the Local General Partner regarding the refinancing of the Property and a disposition of the Partnership's interest in the Property.

During 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Elmwood/Delmar, located in Aurora, Colorado, continues to maintain high occupancy, as demand for affordable housing in the area remains strong. Capital improvements undertaken over the past year have improved the Property's appearance but more improvements are necessary. The Property generated its last year of Tax Credits during 1999. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14, 2003                  BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                        CREDITS L.P. III

                                                   By:  Arch Street III, Inc.,
                                                   its Managing General Partner




                                                        /s/Jenny Netzer
                                                        Jenny Netzer
                                                        Executive Vice President
                                                        MMA Financial, LLC