Form 10QSB
period 2003-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2003-11-13
CIK 839345

November 14, 2003


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 01-18462


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

For the quarterly period ended           September 30, 2003

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










                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                         1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2003 and 2002                                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2003                            3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2003 and 2002                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  6

Item 3.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $        479,629
Marketable securities, at fair value                                                               201,094
Investments in Local Limited Partnerships (Note 1)                                               6,496,849
Other assets                                                                                         4,260
     Total Assets                                                                         $      7,181,832

Liabilities and Partners' Equity

Due to affiliate                                                                          $      4,345,381
Accrued expenses                                                                                   414,188
Note payable, affiliate                                                                            514,968
     Total Liabilities                                                                           5,274,537

General, Initial and Investor Limited Partners' Equity                                           1,909,057
Net unrealized losses on marketable securities                                                      (1,762)
     Total Partners' Equity                                                                      1,907,295
     Total Liabilities and Partners' Equity                                               $      7,181,832


The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                        Three Months Ended                Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2003              2002              2003             2002
Revenue:
   Investment                                    $        4,192   $         7,870   $        9,353     $      17,907
   Other                                                 32,475           123,323           33,971           187,612
       Total Revenue                                     36,667           131,193           43,324           205,519

Expenses:
   Asset management fees, affiliate                      95,376            87,527          190,752           184,379
   Provision for valuation of advances to
     Local Limited Partnerships                          21,335            66,307           36,335            76,307
   General and administrative (includes
     reimbursements to an affiliate of $192,853
     and $345,183 in 2003 and 2002, respectively)       144,347           204,429          293,608           441,838
   Amortization                                          11,380            14,248           22,760            28,495
   Interest                                               1,500             1,000            3,000             2,500
       Total Expenses                                   273,938           373,511          546,455           733,519

Loss before equity in losses of Local
   Limited Partnerships                                (237,271)         (242,318)        (503,131)         (528,000)

Equity in losses of Local Limited
   Partnerships (Note 1)                               (326,065)         (316,913)        (595,958)         (623,405)

Net Loss                                         $     (563,336)  $      (559,231)  $   (1,099,089)    $  (1,151,405)

Net Loss allocated:
   General Partners                              $       (5,633)  $        (5,592)  $      (10,991)    $     (11,514)

   Limited Partners                                    (557,703)         (553,639)      (1,088,098)       (1,139,891)
                                                 $     (563,336)  $      (559,231)  $   (1,099,089)    $  (1,151,405)
Net Loss per Limited Partner
   Unit (100,000 Units)                          $        (5.58)  $         (5.54)  $       (10.88)    $      (11.40)


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)


                                                                                       Net
                                                        Initial        Investor      Unrealized
                                        General         Limited        Limited         Gains
                                       Partners        Partners        Partners       (Losses)         Total

Balance at March 31, 2003             $  (845,763)    $   5,000      $   3,848,909   $     2,551   $   3,010,697

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -        (4,313)         (4,313)
   Net Loss                               (10,991)            -         (1,088,098)            -      (1,099,089)
Comprehensive Loss                        (10,991)            -         (1,088,098)       (4,313)     (1,103,402)

Balance at September 30, 2003         $  (856,754)    $   5,000      $   2,760,811   $    (1,762)  $   1,907,295

The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                                                 2003              2002

Net cash used for operating activities                                     $    (586,292)      $     (62,442)

Net cash provided by (used for) investing activities                             132,246            (298,006)

Net decrease in cash and cash equivalents                                       (454,046)           (360,448)

Cash and cash equivalents, beginning                                             933,675             804,936

Cash and cash equivalents, ending                                          $     479,629       $     444,488

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       3,000       $       2,500

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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  58,655,884


Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $58,024,799)                                       (47,085,768)

Cumulative cash distributions received from Local Limited Partnerships                              (4,088,157)


Investments in Local Limited Partnerships before adjustments                                         7,481,959


Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                     5,284,749


   Cumulative amortization of acquisition fees and expenses                                         (1,645,748)

Investments in Local Limited Partnerships before reserve for valuation                              11,120,960

Reserve for valuation of investments in Local Limited Partnerships                                  (4,624,111)


Investments in Local Limited Partnerships                                                        $   6,496,849

For the six months ended September 30, 2003, the Partnership advanced $36,335 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $2,879,672. For the six months ended September 30, 2003, the Partnership has not recognized $2,287,464 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $3,750 of previously unrecognized losses in the six months ended September 30, 2003.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $454,046 for the six months ended September 30, 2003. This decrease is attributable to cash used for operations and advances paid to Local Limited Partnerships offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2003, $680,723 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,166,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Partnership has advanced approximately $1,950,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,315,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

For the three months ended September 30, 2003, the Partnership's operations resulted in a net loss of $563,336 as compared to a net loss of $559,231 for the same period in 2002. The slight increase in net loss is due to a decrease in other income, which is attributable to fewer distributions from Local Limited Partnerships with carrying values of zero.

Six Month Period

For the six months ended September 30, 2003, the Partnership's operations resulted in a net loss of $1,099,089 as compared to a net loss of $1,151,405 for the same period in 2002. The decrease in net loss is primarily due to a decrease in general and administrative expenses and a decrease in equity in losses of Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the six months ended September 30, 2002. The decrease in equity in losses is due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set- aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in recapture of a portion of the property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the forty-seven Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twenty Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Lexington Civic, located in Lexington, Tennessee, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties: Ashton Heights, located in Bolivar, Missouri, Bentley Hill, located in Syracuse, Kansas, Brownsville, located in Brownsville, Tennessee, Cedar Tree, located in Billings, Missouri, Garden Plain, located in Garden Plain, Kansas, Horseshoe Bend, located in Horseshoe Bend, Arizona, Longview, located in Humboldt, Kansas, Pearl Place, located in Rossville, Kansas, Ponca Manor, located in Satanta, Kansas, Smithville, located in Smithville, Missouri and Sunnyhill Villa, located in Wayne, Nebraska. These Properties share a common Local General Partner and they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expires on or before December 31, 2004 for all eleven of these Properties.

As previously reported, the Managing General Partner reached an agreement to transfer the Partnership's interest in Aurora East Apartments, located in Denver, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale generated taxable income of approximately $1.1 million, or $11 per Unit.

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner is pursuing a refinancing of the Property. The Compliance Period for the Property ends in 2003, and the Managing General Partner has begun to identify possible disposition options for the Partnership's interest in the Property.

Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, deferred maintenance and security issues. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years.

As previously reported, several years ago Willow Lake, located in Kansas City, Missouri, entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to pay down the loan. In addition, the Property is required to make monthly payments on the loan until the outstanding balance is fully repaid. The Managing General Partner has advanced Partnership Reserves to the Property in order to make the required payments. Occupancy at the Property has remained depressed during recent months due to a slowing economy and an excess of supply over demand for rental units. Rental rates are declining as a result. A new management agent took over in March, 2003 and occupancy has increased somewhat during the last few months.

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. The Managing General Partner and the Local General Partner have begun to pursue disposition of the Partnership's interest in the Property.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. The Property no longer generates Tax Credits and the Compliance Period expires in 2005. Recently, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

Operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management has caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the Managing General Partner, in providing its approval, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property anytime after December 31, 2003 when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

As previously reported, during 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property.

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

The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP and ODL debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner at the end of the Property's Compliance Period, January 1, 2004. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). It is doubtful whether the State will reinstate payments for FY 2003 (July 1, 2003 to June 30, 2004).

As previously reported, operations at Breckenridge, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved in recent quarters as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership had transferred 99% its interest in the Property, and on January 3, 2003 the Partnership transferred its remaining 1% interest in the Property.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 14, 2003         BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                 CREDITS L.P. III

                                 By:  Arch Street III, Inc.,
                                 its Managing General Partner




                                 /s/Jenny Netzer
                                 Jenny Netzer
                                 Executive Vice President
                                 MMA Financial, LLC