Form 10QSB
period 2003-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2004-02-12
CIK 839345

February 12, 2004


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 01-18462


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

For the quarterly period ended      December 31, 2003
                                ---------------------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                          to
                                ---------------------        ---------------

                         Commission file number 01-18462

Boston Financial Qualified Housing Tax Credits L.P. III
--------------------------------------------------------
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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2003 and 2002                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2003                            3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2003 and 2002                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  6

Item 3.  Controls and Procedures                                                               13

PART II - OTHER INFORMATION

Items 1-6                                                                                      14

SIGNATURE                                                                                      15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      1,006,997
Investments in Local Limited Partnerships (Note 1)                                               5,633,279
Other assets                                                                                           187
     Total Assets                                                                         $      6,640,463

Liabilities and Partners' Equity

Due to affiliate                                                                          $      4,441,781
Accrued expenses                                                                                   430,342
Note payable, affiliate                                                                            101,564
     Total Liabilities                                                                           4,973,687

General, Initial and Investor Limited Partners' Equity                                           1,666,776
     Total Liabilities and Partners' Equity                                               $      6,640,463

                 The accompanying notes are an integral part of
                           these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                        Three Months Ended                Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      2003              2002              2003             2002
Revenue:
   Investment                                    $           27   $         9,402   $        9,380     $      27,309
   Other                                                      -            94,552           33,971           282,164
       Total Revenue                                         27           103,954           43,351           309,473

Expenses:
   Asset management fees, affiliate                      95,376            93,140          286,128           277,519
   Provision for valuation of advances to
     Local Limited Partnerships                          75,414            15,000          111,749            35,000
   Provision for valuation of interest in
     impaired note receivable                                 -            28,017                -            84,324
   General and administrative (includes
     reimbursements to an affiliate of $293,878
     and $382,608 in 2003 and 2002, respectively)       160,546           105,713          454,154           547,551
   Amortization                                          11,389            14,247           34,149            42,742
   Interest                                               1,500             1,500            4,500             4,000
       Total Expenses                                   344,225           257,617          890,680           991,136

Loss before equity in income (losses) of Local
   Limited Partnerships                                (344,198)         (153,663)        (847,329)         (681,663)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                101,917          (217,392)        (494,041)         (840,797)

Net Loss                                         $     (242,281)  $      (371,055)  $   (1,341,370)    $  (1,522,460)

Net Loss allocated:
   General Partners                              $       (2,423)  $        (3,711)  $      (13,414)    $     (15,225)
   Limited Partners                                    (239,858)         (367,344)      (1,327,956)       (1,507,235)
                                                 $     (242,281)  $      (371,055)  $   (1,341,370)    $  (1,522,460)
Net Loss per Limited Partner
   Unit (100,000 Units)                          $        (2.40)  $         (3.67)  $       (13.28)    $      (15.07)



                 The accompanying notes are an integral part of
                           these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)


                                                                                         Net
                                                        Initial        Investor      Unrealized
                                        General         Limited         Limited         Gains
                                       Partners        Partners            Partners       (Losses)         Total
Balance at March 31, 2003             $  (845,763)    $   5,000      $   3,848,909   $     2,551   $   3,010,697

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                  -        (2,551)         (2,551)
   Net Loss                               (13,414)            -         (1,327,956)            -      (1,341,370)
Comprehensive Loss                        (13,414)            -         (1,327,956)       (2,551)     (1,343,921)

Balance at December 31, 2003          $  (859,177)    $   5,000      $   2,520,953   $         -   $   1,666,776


                 The accompanying notes are an integral part of
                           these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)




                                                                                 2003              2002


Net cash used for operating activities                                     $    (724,204)      $    (302,408)

Net cash provided by investing activities                                      1,210,930             336,994

Net cash used for financing activities                                          (413,404)                  -

Net increase in cash and cash equivalents                                         73,322              34,586

Cash and cash equivalents, beginning                                             933,675             804,936

Cash and cash equivalents, ending                                          $   1,006,997       $     839,522

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       4,500       $       4,000



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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  58,731,298

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $59,921,004)                                       (46,983,851)

Cumulative cash distributions received from Local Limited Partnerships                              (5,042,255)

Investments in Local Limited Partnerships before adjustments                                         6,705,192

Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                     5,284,749

   Cumulative amortization of acquisition fees and expenses                                         (1,657,137)

Investments in Local Limited Partnerships before reserve for valuation                              10,332,804

Reserve for valuation of investments in Local Limited Partnerships                                  (4,699,525)

Investments in Local Limited Partnerships                                                        $   5,633,279


For the nine months ended December 31, 2003, the Partnership advanced $111,749 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $4,673,960. For the nine months ended December 31, 2003, the Partnership has not recognized $4,189,131 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. The Partnership recognized $9,212 of previously unrecognized losses in the nine months ended December 31, 2003.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $73,322 for the nine months ended December 31, 2003. This increase is attributable to cash distributions received from Local Limited Partnerships offset by cash used for operations, advances paid to Local Limited Partnerships and the partial repayment of a note payable to an affiliate.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2003, $1,006,997 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,182,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Partnership has advanced approximately $2,026,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,733,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

For the three months ended December 31, 2003, the Partnership's operations resulted in a net loss of $242,281 as compared to a net loss of $371,055 for the same period in 2002. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships, which is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Nine Month Period

For the nine months ended December 31, 2003, the Partnership's operations resulted in a net loss of $1,341,370 as compared to a net loss of $1,522,460 for the same period in 2002. The decrease in net loss is primarily due to a decrease in general and administrative expenses and a decrease in equity in losses of Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002, which are being expensed in the nine months ended December 31, 2002. The decrease in equity in losses is due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set- aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in recapture of a portion of the property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the forty-seven Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twenty-five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

Property Discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Lexington Civic, located in Lexington, Tennessee, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Ashton Heights, located in Bolivar, Missouri, Bentley Hill, located in Syracuse, Kansas, Brownsville, located in Brownsville, Tennessee, Cedar Tree, located in Billings, Missouri, Garden Plain, located in Garden Plain, Kansas, Horseshoe Bend, located in Horseshoe Bend, Arizona, Longview, located in Humboldt, Kansas, Pearl Place, located in Rossville, Kansas, Ponca Manor, located in Satanta, Kansas, Smithville, located in Smithville, Missouri and Sunnyhill Villa, located in Wayne, Nebraska. These Properties share a common Local General Partner and they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expires on or before December 31, 2004 for all eleven of these Properties.

As previously reported, the Managing General Partner reached an agreement to transfer the Partnership's interest in Aurora East Apartments, located in Denver, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $1.1 million, or $11 per Unit.

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner is pursuing a refinancing of the Property. The Compliance Period for the Property ended in 2003, and the Managing General Partner has begun to identify possible disposition options for the Partnership's interest in the Property.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years.

As previously reported, several years ago Willow Lake, located in Kansas City, Missouri, entered into a loan workout agreement that allowed the Property to defer the payment of some of the interest on the loan. The loan workout agreement expired on May 31, 2001, and the Property was unable to make the payment required under the loan workout agreement of approximately $227,000. After a long negotiating period, a mutually acceptable workout plan was agreed upon, whereby the Property used its Operating Deficit Escrow of approximately $75,000 plus approximately $78,000 from its Replacement Reserve Account to pay down the loan. In addition, the Property was required to make monthly payments on the loan until the outstanding balance was fully repaid in September 2003. The Managing General Partner advanced Partnership Reserves to the Property in order to make the required payments. Occupancy at the Property has remained depressed during recent months due to a slow economy, the property's inferior appearance compared to new affordable housing developments in the area and an excess of supply over demand for rental units. Rental rates are declining as a result. A new management agent took over in March 2003.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. The Property no longer generates Tax Credits and the Compliance Period expires on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management has caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property anytime after December 31, 2003 when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

As previously reported, during 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including South Holyoke) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Pleasant Plaza and South Holyoke to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke has been declared in default on its mortgage obligations.


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

As previously reported, operations at Breckenridge, located in Duluth, Georgia, which historically has operated at a deficit, have slightly improved in recent quarters as a result of ongoing capital improvements made to the Property. However, the Property continues to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership had transferred 99% its interest in the Property, and on January 3, 2003 the Partnership transferred its remaining 1% interest in the Property.

Due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four properties and all four properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner and the Local General Partner also entered into a call and put option whereby the Local General Partner received a call option at the end of the Compliance Period for a nominal amount. If the call is not exercised within a 6-month period, the Partnership has the option to put its interest to the Local General Partner. The expiration of the Compliance Period will be no later than December 31, 2004 for any of the four Properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The Compliance Period for The Colony, located in Columbia, South Carolina ended on December 31, 2003. In anticipation of that, the Managing General Partner and the Local General Partner executed a put option agreement that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for $1. On January 2, 2004, the put option was exercised and the Partnership transferred its entire interest in the Local Partnership to the Local General Partner for $1. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the property.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 12, 2004      BOSTON FINANCIAL QUALIFIED HOUSING TAX
                              CREDITS L.P. III

                              By:  Arch Street III, Inc.,
                              its Managing General Partner




                              /s/Jenny Netzer
                              Jenny Netzer
                              Executive Vice President
                              MMA Financial, LLC