Form 10KSB
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2004-06-29
CIK 839345

June 30, 2004


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Annual Report on Form 10-KSB for Year Ended March 31, 2004 File Number 01-18462


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

                                   FORM 10-KSB
(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2004
                         ------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------

                        Commission file number 01-18462

          Boston Financial Qualified Housing Tax Credits L.P.III
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   Delaware                          04-3032106
-------------------------------------    -------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                02110-1106
--------------------------------------------    ------------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
                                                -------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
          Title of each class                            which registered
          -------------------                     -----------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                            $99,610,000 as of March 31, 2004
                            --------------------------------

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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004


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

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-27
   Item 10    Management Remuneration                                  K-28
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-28
   Item 12    Certain Relationships and Related
              Transactions                                             K-29
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-30

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

The Partnership has invested as a limited partner in thirty-six other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                                                                                                            Date
Properties owned by                                                                                       Interest
Local Limited Partnerships                                Location                                       Acquired

West Dade                                                 Miami, FL                                        12/31/88
West Dade II                                              Miami, FL                                        12/31/88
Regency Square (1)                                        Dayton, OH                                       03/13/89
Westwood Manor                                            Flint, MI                                        02/21/89
Rolling Hills (1)                                         Dayton, OH                                       03/13/89
Boulevard Commons II (1)                                  Chicago, IL                                      04/04/89
Boulevard Commons IIA (1)                                 Chicago, IL                                      04/04/89
Fox Run Housing                                           Victoria, TX                                     04/07/89
Waterfront                                                Buffalo, NY                                      04/28/89
Shoreline                                                 Buffalo, NY                                      04/28/89
Colony Apartments (1)                                     Columbia, SC                                     05/19/89
Admiral Court                                             Philadelphia, PA                                 06/07/89
Crestwood (1)                                             Bridgeport, TX                                   06/05/89
Elmwood Delmar                                            Aurora, CO                                       05/16/89
El Jardin                                                 Davie, FL                                        06/14/89
Ashley Place                                              Orlando, FL                                      06/23/89
Willowick (1)                                             Gainesville, TX                                  06/30/89
Kirkendall Heights                                        Ellsworth, KS                                    07/19/89
Bentley Hill (1)                                          Syracuse, KS                                     06/30/89
Columbia Townhouses                                       Burlington, IA                                   07/28/89
Quartermill                                               Richmond, VA                                     08/02/89
Ponca Manor                                               Satanta, KS                                      07/28/89
Pearl Place                                               Rossville, KS                                    07/28/89
Crown Point (1)                                           Venus, TX                                        08/22/89
Godley Arms (1)                                           Godley, TX                                       08/25/89
Pilot Point (1)                                           Pilot Point, TX                                  08/22/89
Sherwood Arms (1)                                         Keene, TX                                        08/22/89
South Holyoke (1)                                         Holyoke, MA                                      08/29/89
Walker Woods                                              Dover, DE                                        08/30/89
Lakeway Colony (1)                                        Lake Dallas, TX                                  08/30/89
One Main Place (1)                                        Little Elm, TX                                   08/22/89
Eaglewood                                                 Covington, TN                                    09/06/89
Harbour View(1)                                           Staten Island, NY                                09/29/89
Georgetown II                                             Georgetown, DE                                   09/28/89
Granite V                                                 Boston, MA                                       09/29/89
Garden Plain (1)                                          Garden Plain, KS                                 08/09/89
Fulton                                                    Fulton, KY                                       10/05/89
Lone Oak (1)                                              Graham, TX                                       10/06/89
Hallet West (1)                                           Hallettsville, TX                                11/20/89



                                                                                                            Date
Properties owned by                                                                                        Interest
Local Limited Partnerships                        Location                                                 Acquired

Glenbrook (1)                                     St. Jo, TX                                               10/06/89
Eagles Nest (1)                                   Decatur, TN                                              10/06/89
Billings Family (1)                               Billings, MO                                             08/09/89
Brownsville (1)                                   Brownsville, TN                                          08/09/89
Sunnyhill Villa (1)                               Wayne, NE                                                08/09/89
Longview (1)                                      Humboldt, KS                                             10/13/89
Horseshoe Bend (1)                                Horseshoe Bend, AR                                       08/09/89
Briarwood II (1)                                  Lake Havasua, AZ                                         10/04/89
Quail Run (1)                                     Iowa Park, TX                                            10/06/89
Smithville (1)                                    Smithville, MO                                           08/09/89
Aurora East Apartments (1)                        Denver, CO                                               11/06/89
Elver Park II                                     Madison, WI                                              11/09/89
Elver Park III                                    Madison, WI                                              11/09/89
Tucson Trails I                                   Madison, WI                                              11/22/89
Tucson Trails II                                  Madison, WI                                              11/23/89
Pleasant Plaza (1)                                Malden, MA                                               12/01/89
241 Pine Street (1)                               Manchester, NH                                           12/04/89
Heather Oaks                                      Oak Grove, MO                                            11/24/89
Riverfront                                        Sunbury, PA                                              12/26/89
Susquehanna View                                  Camp Hill, PA                                            12/26/89
Breckenridge (1)                                  Duluth, GA                                               12/19/89
Wood Creek                                        Calcium, NY                                              12/15/89
Willow Lake                                       Kansas City, MO                                          12/20/89
Ashton Heights                                    Bolivar, MO                                              12/15/89
Fouche Valley                                     Perryville, AR                                           05/01/90
Altheimer                                         Altheimer, AR                                            04/18/90
Kyle Hotel                                        Temple, TX                                               06/12/90
Diversey Square                                   Chicago, IL                                              12/01/90
Poplar Village                                    Cumberland, KY                                           12/30/90
Lexington                                         Lexington, TN                                            12/29/90

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

With the exception of The Temple-Kyle, L.P. and Willow Lake, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited Partnerships: (i) Ellsworth Senior Housing L.P., Prairieland Properties of Satanta, L.P., Rossville Senior Housing, L.P., Bolivar Senior Housing, L.P., Missouri Rural Housing of Oak Grove, L.P., Westgate Associates I, L.P. and Altheimer Associates I, L.P., representing 1.24%, have The Lockwood Group as Local General Partner; (ii) Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I and Tucson Trails Limited Partnership II, representing 8.33%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 7.93%, have NCHP as Local General Partner; (iv) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 8.64%, have Romat, Inc. and Arbor, Inc., as Local General Partner, respectively, both of which have Aristedes Martinez as principal; (v) EDM Housing Associates, LTD a Limited Partnership and Fox Run Housing, representing 5.14%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; (vi) Eaglewood VIII, L.P. A Limited Partnership, Lexington Associates I L.P. A Limited Partnership and Fulton Associates I, L.P. A Limited Partnership, representing 1.01%, have Tommy Harper, Jerry Blurt and Chris Turskey as Local General Partners; and (vii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 8.88%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future properties in the same areas. The continued success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street III, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street III Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, LLC ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.



Item 2.  Properties

The Partnership owns limited partnership interests in thirty-six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Granite V where the Partnership's ownership interest is 97%.

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



                                                                           Capital Contributions
Local Limited Partnership                                    Total           Total        Mtge. Loans
Property Name                              Number of     Committed at     Paid through     payable at       Type of   Occupancy at
Property Location                          Apt. Units   March 31, 2004   March 31, 2004  December 31, 2003  Subsidy*  March 31, 2004
--------------------------------------- --------------- ----------------- -------------- ------------------ --------- -------------


West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                        122        $1,513,936       $1,513,936      $4,069,058      Section 8    98%


West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                        209         3,039,442        3,039,442        7,951,565     Section 8    98%


Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                        144         1,165,925         1,165,925        3,074,974     Section 8   92%


Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                      142         1,079,318          1,079,318        9,026,199      None      70%


Waterfront Limited Partnership
Waterfront
Buffalo, NY                                      472         3,597,307          3,597,307       31,273,655      None      69%





                                                                           Capital Contributions
Local Limited Partnership                                   Total            Total       Mtge. Loans
Property Name                              Number of    Committed at     Paid through     payable at     Type of      Occupancy at
Property Location                         Apt. Units  March 31, 2004  March 31, 2004  December 31, 2003  Subsidy*    March 31, 2004
----------------------------------------- ------------ --------------- --------------- ----------------- ----------- --------------


Fox Run Housing
Fox Run
Victoria, TX                                   150        1,605,775       1,605,775       4,033,118       Section 8       89%


Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P. (1)
    A Limited Partnership
Colony Apartments
Columbia, SC

Boulevard Commons Limited
    Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                                     96        2,002,560       2,002,560       2,814,618       None            93%


Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA                                46        1,900,000       1,900,000       2,018,589       Section 8       80%






                                                                           Capital Contributions
Local Limited Partnership                                      Total            Total       Mtge. Loans
Property Name                                 Number of    Committed at     Paid through     payable at     Type of   Occupancy at
Property Location                             Apt. Units  March 31, 2004  March 31, 2004 December 31, 2003  Subsidy* March 31, 2004
-------------------------------------------  ----------- --------------- --------------- ------------------- --------- ------------


Prarieland Property of Syracuse, L.P. (1)
Bentley Hill
Syracuse, KS

El Jardin of Davie, Ltd.
El Jardin
Davie, FL                                         236        2,022,100       2,022,100        6,264,845  Section 8   98%


EDM Housing Associates LTD
    (A Limited Partnership)
Elmwood Delmar
Aurora, CO                                         95        1,102,025       1,102,025        3,077,439  Section 8   99%


Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                                      12           69,658          69,658          323,773   FmHA       83%


Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                                         8           49,915          49,915          220,393   FmHA      100%




                                                                           Capital Contributions
Local Limited Partnership                                      Total           Total        Mtge. Loans
Property Name                                  Number of   Committed at    Paid through     payable at     Type of   Occupancy at
Property Location                              Apt. Units March 31, 2004 March 31, 2004 December 31, 2003  Subsidy*  March 31, 2004
-------------------------------------        ------------- -------------- -------------- ------------------ --------- --------------


Rossville Senior Housing, L.P.
Pearl Place
Rossville, KS                                         10          58,855        58,855        274,400         FmHA        70%


Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                                        56         837,450       837,450        675,982        Section 8    66%


Quartermill Associates, L.P.
    (A Virginia Limited Partnership)
Quartermill
Richmond, VA                                         266       7,705,500     7,705,500      6,880,697         None        94%


One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX





                                                                           Capital Contributions
Local Limited Partnership                                      Total         Total        Mtge. Loans
Property Name                                 Number of    Committed at    Paid through      payable at     Type of   Occupancy at
Property Location                             Apt. Units  March 31, 2004 March 31, 2004  December 31, 2003  Subsidy* March 31, 2004
-------------------------------------------  ----------- --------------- --------------- -------------- ------- --------------


Crown Point Housing
    Associates, LTD
    A Texas Limited Partnership (1)
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership (1)
South Holyoke
Holyoke, MA

Harbour View
    (A Limited Partnership) (1)
Harbour View
Staten Island, NY

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                         51      1,452,380        1,452,380         2,235,972       None       92%


Lakeway Colony Housing
    Associates, LTD (1)
Lakeway Colony
Lake Dallas, TX






                                                                           Capital Contributions
Local Limited Partnership                                      Total           Total       Mtge. Loans
Property Name                                  Number of   Committed at    Paid through     payable at     Type of    Occupancy at
Property Location                              Apt. Units March 31, 2004 March 31, 2004 December 31, 2003  Subsidy*  March 31, 2004
-------------------------------------------    ---------- -------------- -------------- ------------------ --------- --------------


Eaglewood VIII, L.P.
    (A Limited Partnership)
Eaglewood
Covington, TN                                         40         255,000        255,000      1,100,289        FmHA       100%


Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                                        50       1,200,000      1,200,000      1,700,952        None        100%


Blue Mountain Associates, L.P.
    (A Massachusetts Limited Partnership)
Granite V
Boston, MA                                           217       5,774,113      5,774,113      9,400,000        Section 8    98%


Garden Plain Senior Apts., LTD (1)
Garden Plain
Garden Plain, KS

Fulton Associates I, L.P.
    (A Limited Partnership)
Fulton
Fulton, KY                                            24         180,000        180,000        785,917        FmHA         100%


Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX




                                                                           Capital Contributions
Local Limited Partnership                                Total           Total       Mtge. Loans
Property Name                             Number of   Committed at    Paid through    payable at         Type of     Occupancy at
Property Location                         Apt. Units March 31, 2004  March 31, 2004 December 31, 2003   Subsidy*    March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------


West Hallettsville Housing
    Associates, LTD (1)
Hallet West
Hallettsville, TX

Glenbrook Housing Associates, LTD (1)
Glenbrook
St. Jo, TX

Eagles Nest Housing
    Associates, LTD (1)
Eagles Nest
Decatur, TX

Billings Family Housing, L.P. (1)
Cedar Tree
Billings, MO

Brownsville Associates, L.P. (1)
Brownsville
Brownsville, TN

Wayne Senior Housing, L.P. (1)
Sunnyhill Villa
Wayne, NE

Longview Apartments, L.P. (1)
Longview
Humbolt, KS





                                                                           Capital Contributions
Local Limited Partnership                                Total          Total         Mtge. Loans
Property Name                          Number of     Committed at    Paid through      payable at        Type of     Occupancy at
Property Location                      Apt. Units   March 31, 2004  March 31, 2004  December 31, 2003    Subsidy*   March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------


Horseshoe Bend Associates I, L.P. (1)
Horseshoe Bend
Horseshoe Bend, AR

Briarwood Associates II, L.P. (1)
Briarwood II
Lake Havasua, AZ

North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    (A Limited Partnership) (1)
Smithville
Smithville, MO

Aurora Properties, LTD
    (A Limited Partnership) (1)
Aurora East Apartments
Denver, CO

Elver Park Limited Partnership II
Elver Park II
Madison, WI                               56        1,246,385      1,246,385         1,920,000        None               84%







                                                                           Capital Contributions
Local Limited Partnership                                 Total           Total        Mtge. Loans
Property Name                           Number of     Committed at    Paid through      payable at       Type of      Occupancy at
Property Location                       Apt. Units   March 31, 2004  March 31, 2004  December 31, 2003   Subsidy*    March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------


Elver Park Limited Partnership III
Elver Park III
Madison, WI                                  48         1,047,470       1,047,470         1,632,000        None        88%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                                  48         1,047,470       1,047,470         1,558,008        None        94%


Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                                  48         1,047,470       1,047,470         1,558,008        None        98%


Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                                24           118,828         118,828           557,200        FmHA       100%


Wood Creek Associates
    (A New York Limited Partnership)
Wood Creek
Calcium, NY                                 104         1,850,000       1,850,000         2,736,957        None       100%







                                                                           Capital Contributions
Local Limited Partnership                                 Total          Total         Mtge. Loans
Property Name                             Number of    Committed at   Paid through      payable at       Type of      Occupancy at
Property Location                         Apt. Units  March 31, 2004  March 31, 2004  December 31, 2003   Subsidy*   March 31, 2004
---------------------------------------------------- --------------- ---------------- ----------------- ----------- ---------------


Breckenridge Creste Apartments, L.P. (1)
Breckenridge
Duluth, GA

Willow Lake Partners II, L.P.
    (A Limited Partnership)
Willow Lake
Kansas City, MO                            132       2,130,700        2,130,700        2,542,638           None             73%


Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                                 20          95,360         95,360            460,467           FmHA             100%


Lexington Associates I L.P.
    (A Limited Partnership)
Lexington Civic                             24          95,000         95,000            880,004           FmHA             92%

Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                                200       1,984,908        1,984,908         6,011,162          Section 8         98%


Susquehanna View, L.P.
Susquehanna View
Camp Hill, PA                              201       2,194,314            2,194,314     8,361,710          Section 8        99%


Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                              20         131,865              131,865       631,758           FmHA             90%




                                               Capital Contributions
Local Limited Partnership                     Total             Total            Mtge. Loans
Property Name            Number of           Committed at      Paid through       payable at            Type of    Occupancy at
Property Location        Apt. Units         March 31, 2004   March 31, 2004     December 31, 2003      Subsidy*   March 31, 2004
--------------------------------------------------------    ----------------      --------------- ------------------ -------------


Altheimer Associates I, L.P.
Altheimer
Altheimer, AR             20                 130,375              130,375          588,602           FmHA            100%


The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                64               1,624,100            1,624,100        1,388,829           Section 8       100%


Diversey Square Associates II
Diversey Square II
Chicago, IL               48               1,031,825            1,031,825        2,591,141           Section 8       100%


Poplar Village, LTD
Poplar Village
Cumberland, KY            36                 283,945              283,945        1,183,800           None            94%
                         ------           -------------         ------------     ---------------

                        3,539           $  52,671,274         $ 52,671,274      $ 131,804,719
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

Two Local Limited Partnerships invested in by the Partnership, Quartermill Associates L.P. and Blue Mountain Associates, L.P., represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

As of March 31, 2004, there were 5,479 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2004 and 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. III was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships, which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner.

The Partnership's investment portfolio consists of limited partnership interests in thirty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Beginning in 2003 and continuing through 2006, the Compliance Period of the thirty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in fifteen Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Eleven of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($4,651,071 at March 31, 2004).

Liquidity and capital resources

The Partnership had a decrease in cash and cash equivalents of $566,678 for the year ended March 31, 2004. This decrease is attributable to cash used for operations and the repayment of a note payable. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2004, $366,997 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,185,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Partnership has advanced approximately $2,076,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,146,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2004 resulted in a net loss of $2,553,356 as compared to a net loss of $3,251,213 for the same period in 2003. The decrease in net loss is primarily due to decreases in general and administrative expense and provision for valuation of investments in Local Limited Partnerships. These decreases are partially offset by a decrease in other income. The decrease in general and administrative expenses is due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing non-temporary declines in the carrying value of its investments in certain Local Limited Partnership in the year ended March 31, 2003.

Low-income housing tax credits

The 2003 and 2002 Tax Credits per Unit for individuals were $0.19 and $0.18, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as several Properties have reached the end of the ten year credit period. However, because the Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Lexington Civic, located in Lexington, Tennessee, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 2, 2004, the Managing General Partner exercised the Briarwood II put option. The Partnership no longer has an interest in this property. This sale resulted in taxable income projected to be approximately $316,000, or $3 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Ashton Heights, located in Bolivar, Missouri, Bentley Hill, located in Syracuse, Kansas, Brownsville, located in Brownsville, Tennessee, Cedar Tree, located in Billings, Missouri, Garden Plain, located in Garden Plain, Kansas, Horseshoe Bend, located in Horseshoe Bend, Arizona, Longview, located in Humboldt, Kansas, Pearl Place, located in Rossville, Kansas, Ponca Manor, located in Satanta, Kansas, Smithville, located in Smithville, Missouri and Sunnyhill Villa, located in Wayne, Nebraska. These Properties share a common Local General Partner and they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expires on or before December 31, 2004 for all eleven of these Properties. Effective January 2, 2004, the Managing General Partner exercised the put options on Bentley Hill, Brownsville, Cedar Tree, Garden Plain, Horseshoe Bend, Longview, Smithville and Sunnyhill Villa. The Partnership received a total of $40,000 for its interests in these eight Local Limited Partnerships. The Partnership no longer has an interest in these eight properties. These sales resulted in taxable income projected to be approximately $1,430,000, or $14 per Unit.

As previously reported, the Managing General Partner reached an agreement to transfer the Partnership's interest in Aurora East Apartments, located in Denver, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $880,000, or $9 per Unit.

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner refinanced the Property's first mortgage in December 2003 by obtaining an eighteen-month loan that reduced the interest rate from 12% to 6.5%, and provided proceeds to pay outstanding obligations. To pay down current obligations, the Local General Partner also liquidated the replacement reserves account held by the previous lender. The Compliance Period for the Property ended in 2003, and the Managing General Partner has begun to identify possible disposition options for the Partnership's interest in the Property.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner have commenced discussions regarding the options available to improve operations at or dispose of the Properties.

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

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter 2004, reducing the interest rate from 8% to 6%, which should significantly improve the Property's future operating performance. The Property no longer generates Tax Credits and the Compliance Period expires on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval, of the refinancing received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property anytime after December 31, 2003 when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

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

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke has been declared in default on its mortgage obligations. The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner at the end of the Property's Compliance Period, January 1, 2004. Effective January 4, 2004, the Managing General Partner exercised the put option. The Partnership no longer has an interest in this property. This sale resulted in taxable income projected to be approximately $5,329,000, or $53 per Unit.


As previously reported, operations at Breckenridge, located in Duluth, Georgia, which historically operated at a deficit, slightly improved during 2002 as a result of ongoing capital improvements made to the Property. However, the Property continued to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement includes provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership had transferred 99% its interest in the Property, and on January 3, 2003 the Partnership transferred its remaining 1% interest in the Property. The Partnership no longer has an interest in this Property.

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four Properties and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner and the Local General Partner also entered into a call and put option whereby the Local General Partner received a call option at the end of the Compliance Period for a nominal amount. If the call is not exercised within a 6-month period, the Partnership has the option to put its interest to the Local General Partner. The expiration of the Compliance Period will be no later than December 31, 2004 for any of the four Properties.

As previously reported, the Compliance Period for The Colony, located in Columbia, South Carolina ended on December 31, 2003. In anticipation of that, the Managing General Partner and the Local General Partner executed a put option agreement that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for $1. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the property. As a result, on January 2, 2004, the put option was exercised and the Partnership transferred its entire interest in the Local Partnership to the Local General Partner for $1. The Partnership no longer has an interest in this property. This sale resulted in taxable income projected to be approximately $1,403,000, or $14 per Unit.

Inflation and other economic factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in August 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                    Position

Jenny Netzer             Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone     Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                           Amount
Title of              Name and Address of               Beneficially                 Percent
 Class                 Beneficial Owner                    Owned                    of Class

Limited               AMP, Incorporated                 10,000 Units                   10%
Partner               P.O. Box 3608
                      Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2004. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street III, Inc., Arch Street III L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2004 are as follows:

                                                                 2004             2003
                                                            --------------   --------------

     Asset management fees                                  $   383,316      $   372,895




Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:

                                                                2004             2003
                                                            -----------      -----------

     Salaries and benefits expense reimbursements           $   449,153      $   558,090

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2004 is presented in Note 5 to the Financial Statements.

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

      No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                          Date:    June 30 , 2004
           --------------------------------------            --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June 30, 2004
           --------------------------------------             -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                   Date:   June 30, 2004
           -----------------------------                     -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2004

                                      Index


                                                                             Page No.

Report of Independent Registered Public Accounting Firm
    For the years ended March 31, 2004 and 2003                                   F-2

Financial Statements

     Balance Sheet - March 31, 2004                                               F-3

     Statements of Operations - For the years ended
       March 31, 2004 and 2003                                                    F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2004 and 2003                 F-5

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                    F-6

     Notes to the Financial Statements                                            F-7


Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $4,651,071 at March 31, 2004, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,464,878) and $(1,365,063) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
June 24, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                 BALANCE SHEET
                                 March 31, 2004



Assets

Cash and cash equivalents                                                                        $     366,997
Investments in Local Limited Partnerships (Note 4)                                                   4,651,071
Accounts receivable (Note 4)                                                                            40,000
Other assets                                                                                               127
                                                                                                 -------------
     Total Assets                                                                                $   5,058,195
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                        $   4,094,245
Accrued expenses                                                                                       407,596
Note payable, affiliate (Note 5)                                                                       101,564
                                                                                                 -------------
     Total Liabilities                                                                               4,603,405

General, Initial and Investor Limited Partners' Equity                                                 454,790
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   5,058,195
                                                                                                 =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                     2004             2003
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      10,613    $      33,859
   Other                                                                              109,416          274,376
                                                                                -------------    -------------
     Total Revenue                                                                    120,029          308,235
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 5)                                         383,316          372,895
   Provision for valuation of advances to Local Limited Partnerships,
     net of recovery (Note 4)                                                         161,748           88,649
   Provision for valuation of impaired note receivable (Note 4)                             -           74,037
   Provision for valuation of investments in Local Limited Partnerships (Note 4)            -          972,711
   General and administrative (includes reimbursements
     to affiliates of $449,153 and $558,090 in 2004 and
     2003, respectively) (Note 5)                                                     651,923          773,103
   Amortization                                                                        45,520           56,990
   Interest                                                                             6,000            6,000
                                                                                -------------    -------------
     Total Expenses                                                                 1,248,507        2,344,385
                                                                                -------------    -------------

Loss before equity in losses of Local Limited Partnerships and
   gain on sale of investments in Local Limited Partnerships                       (1,128,478)      (2,036,150)

Equity in losses of Local Limited Partnerships (Note 4)                            (1,464,878)      (1,365,063)

Gain on sale of investments in Local Limited Partnerships (Note 4)                     40,000          150,000
                                                                                -------------    -------------

Net Loss                                                                        $  (2,553,356)   $  (3,251,213)
                                                                                =============    =============
Net Loss Allocated:
   General Partners                                                             $     (25,534)   $     (32,512)
   Limited Partners                                                                (2,527,822)      (3,218,701)
                                                                                -------------    -------------
                                                                                $  (2,553,356)   $  (3,251,213)
                                                                                =============    =============
Net Loss per Limited Partner Unit
    (100,000 Units)                                                             $      (25.28)   $      (32.19)
                                                                                =============    =============
 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2004 and 2003



                                                           Initial     Investor          Net
                                             General       Limited      Limited      Unrealized
                                            Partners      Partners     Partners         Gains          Total
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2002                 $  (813,251)    $  5,000   $   7,067,610   $     5,707  $   6,265,066
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                             -            -               -        (3,156)        (3,156)
   Net Loss                                   (32,512)           -      (3,218,701)            -     (3,251,213)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (32,512)           -      (3,218,701)       (3,156)    (3,254,369)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2003                    (845,763)       5,000       3,848,909         2,551      3,010,697
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                             -            -               -        (2,551)        (2,551)
   Net Loss                                   (25,534)           -      (2,527,822)            -     (2,553,356)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (25,534)           -      (2,527,822)            -     (2,555,907)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2004                 $  (871,297)    $  5,000   $   1,321,087   $         -  $     454,790
                                          ===========     ========   =============   ===========  =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003



                                                                                 2004            2003
                                                                           -------------     -------------
Cash flows from operating activities:
   Net Loss                                                                $  (2,553,356)    $  (3,251,213)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                            1,464,878         1,365,063
     Gain on sale of investments in Local Limited Partnerships                   (40,000)         (150,000)
     Provision for valuation of advances to Local Limited Partnerships,
       net of recovery                                                           161,748            88,649
     Provision for valuation of impaired note receivable                               -            74,037
     Provision for valuation of investments in Local Limited Partnerships              -           972,711
     Amortization                                                                 45,520            56,990
     Net loss on sales and maturities of marketable securities                     2,856             2,505
     Cash distributions included in net loss                                    (109,416)         (194,912)
Other non-cash item                                                                    -           (74,037)
Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Other assets                                                                4,139             2,683
Due to affiliate                                                                (367,530)          580,985
       Accrued expenses                                                            1,511            19,433
                                                                           -------------     -------------
Net cash used for operating activities                                        (1,389,650)         (507,106)
                                                                           -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                  -          (871,162)
   Proceeds from sales and maturities of marketable securities                   200,000         1,171,000
   Investments in Local Limited Partnerships                                           -          (100,000)
   Advances to Local Limited Partnerships                                       (163,018)          (88,649)
   Reimbursement of advances to Local Limited Partnerships                         1,270                 -
   Cash distributions received from Local
     Limited Partnerships                                                      1,198,124           374,656
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                              -           150,000
                                                                           -------------     -------------
Net cash provided by investing activities                                      1,236,376           635,845
                                                                           -------------     -------------

Cash flows from financing activities:
   Repayment of note payable, affiliate                                         (413,404)                -
                                                                           -------------     -------------
Net cash used for financing activates                                           (413,404)                -
                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents                            (566,678)          128,739

Cash and cash equivalents, beginning                                             933,675           804,936
                                                                           -------------     -------------

Cash and cash equivalents, ending                                          $    366,997       $    933,675
                                                                           ============      =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $     6,000      $       6,000
                                                                           ============      =============




 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                       Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Partnership ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2004, $366,997 of cash and cash equivalents has been designated as Reserves.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgage or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

3.   Marketable Securities

Proceeds from the sales of marketable securities were $871,000 during the year ended March 31, 2003. Proceeds from the maturities of marketable securities were $200,000 and $300,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $808 and $277 that were realized on the sales and maturities during the years ended March 31, 2004 and 2003, respectively, and gross losses of $3,664 and $2,782 that were realized on the sales and maturities during the years ended March 31, 2004 and 2003, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Granite V where the Partnership's ownership interest is 97%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  54,813,088

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $53,978,368)                                       (43,982,120)

Cumulative cash distributions received from Local Limited Partnerships                              (4,656,771)
                                                                                                 -------------     --

Investments in Local Limited Partnerships before adjustments                                         6,174,197

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     4,813,762

   Cumulative amortization of acquisition fees and expenses                                         (1,587,364)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                9,400,595

Impairment allowance on  investments in Local Limited Partnerships                                  (4,749,524)
                                                                                                 -------------     --

Investments in Local Limited Partnerships                                                        $   4,651,071
                                                                                                 =============

For the year ended March 31, 2004, the Partnership advanced $163,018 to one of the Local Limited Partnerships, all of which was impaired. In addition, $1,270 was reimbursed from one Local Limited Partnership relating to advances made in previous years. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2003                2002
                                                                           ---------------     ---------------
Assets:
   Investment property, net                                                $    86,714,637     $   108,620,735
   Other assets                                                                 12,139,087          14,062,354
                                                                           ---------------     ---------------
       Total Assets                                                        $    98,853,724     $   122,683,089
                                                                           ===============     ===============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                  $   135,033,966     $   153,861,736
   Other liabilities                                                            21,088,894          21,360,949
                                                                           ---------------     ---------------
       Total Liabilities                                                       156,122,860         175,222,685
                                                                           ---------------     ---------------

Partnership's deficiency                                                       (56,916,075)        (52,198,427)
Other partners' deficiency                                                        (353,061)           (341,169)
                                                                           ---------------     ---------------
       Total Partners' Deficiency                                              (57,269,136)        (52,539,596)
                                                                           ---------------     ---------------
       Total Liabilities and Partners' Deficiency                         $     98,853,724    $     122,683,089
                                                                          ================    =================

Summarized Income Statements - for
the year ended December 31,
                                                                                  2003                2002
                                                                           ---------------     ---------------

Rental and other revenue                                                   $    24,693,421     $    28,830,572
                                                                           ---------------     ---------------

Expenses:
   Operating                                                                    16,710,801          18,745,804
   Interest                                                                      9,351,009          11,369,026
   Depreciation and amortization                                                 5,848,969           6,525,213
                                                                           ---------------     ---------------
     Total Expenses                                                             31,910,779          36,640,043
                                                                           ---------------     ---------------

Net Loss                                                                   $    (7,217,358)    $    (7,809,471)
                                                                           ===============     ===============

Partnership's share of Net Loss (include adjustments from prior years)     $    (6,865,190)    $    (7,249,115)
                                                                           ===============     ===============
Other partners' share of Net Loss                                          $      (354,688)    $      (465,633)
                                                                           ===============     ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2004 and 2003, the Partnership has not recognized $5,409,349 and $5,944,039, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $9,037 and $59,987 were included in losses recognized in the years ended March 31, 2004 and 2003, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($56,916,075) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $6,174,197 primarily because of cumulative unrecognized losses as described above, advances and notes receivable to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and eleven Local Limited Partnerships whose investments were sold in the quarter ended March 31, 2004 are included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2003.

The Partnership's interests in eleven of its investments in Local Limited Partnerships were sold during the year ended March 31, 2004, resulting in a gain of $40,000. Proceeds relating to these transactions in the amounts of $40,000 remain outstanding at March 31, 2004.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $383,316 and $372,895 for the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, $2,859,360 is payable for Asset Management Fees. During the years ended March 31, 2004 and 2003, $800,000 and $200,000, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $449,153 and $558,090, respectively, that the Partnership has incurred for these expenses. As of March 31, 2004, $1,234,885 is payable to an affiliate of the Managing General Partner for salaries and benefits.

An affiliate of the Managing General Partner advanced the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note was executed. As of March 31, 2004, $101,564 is due to an affiliate of the Managing General Partner for this note.

This affiliate of the Managing General Partner has made a commitment to defer collection of past or future Asset Management Fees, reimbursement of operating expenses and to defer collection of the $101,564 note described above, to the extent necessary to cover operating deficits of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                     2004              2003
                                                                                --------------   --------------

Net Loss per financial statements                                               $(2,553,356)    $ (3,251,213)


Equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses
   for tax (financial reporting) purposes                                              182,363         (769,545)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                 (5,400,312)      (5,884,052)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (104,387)         257,987

Amortization not deductible for tax purposes                                            45,520           56,990

Provision for valuation of advances to Local Limited Partnerships,
   net of recovery not deductible for tax purposes                                     161,748           88,649

Provision for valuation of impaired note receivable not deductible
   for tax purposes                                                                          -           74,037

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                           -          972,711

Gain (loss) on sale of investments in Local Limited Partnerships for tax
   purposes in excess of gain on sale for financial reporting purposes                 839,605       (1,472,515)
Cash distributions included in net loss for financial reporting purposes               (36,471)        (295,195)
                                                                                --------------   --------------

Net Loss per tax return                                                         $   (6,865,290)  $  (10,222,146)
                                                                                ==============   ==============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                  Notes to the Financial Statements (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes            Differences
                                                       ------------        --------------      -----------------

   Investments in Local Limited Partnerships           $  4,651,071        $  (40,185,140)     $   44,836,211
                                                       ============        ==============      ==============
   Other assets                                        $    407,124        $   12,839,392      $  (12,432,268)
                                                       ============        ==============      ==============
   Liabilities                                         $  4,603,405        $    4,973,687      $      370,282
                                                       ============        ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $55,472,000 greater than for financial reporting purposes, including approximately $53,978,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $4,750,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $1,587,000; (iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in eleven Local Limited Partnerships during the quarter ended March 31, 2004 resulted in their removal from investments in Local Limited Partnerships for financial reporting purposes.

7.   Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($4,651,071 at March 31, 2004).