Form 10QSB
period 2004-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2004-08-13
CIK 839345

August 13, 2004


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 01-18462


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

For the quarterly period ended                                June 30, 2004
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------------------------------------


                         Commission file number 01-18462

                      Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)


                   Delaware                                  04-3032106
------------------------------------------        -----------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------       ----------------------------
    (Address of principal executive offices)             Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2004 and 2003                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2004                             3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2004 and 2003                                          4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                6

Item 3.  Controls and Procedures                                                             12

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $        239,119
Investments in Local Limited Partnerships (Note 1)                                               4,299,860
Other assets                                                                                           127
                                                                                          ----------------
     Total Assets                                                                         $      4,539,106
                                                                                          ================

Liabilities and Partners' Deficiency

Due to affiliate                                                                          $      4,229,694
Accrued expenses                                                                                   413,883
                                                                                          ----------------
     Total Liabilities                                                                           4,643,577

General, Initial and Investor Limited Partners' Deficiency                                        (104,471)
                                                                                          ----------------
     Total Liabilities and Partners' Deficiency                                           $      4,539,106
                                                                                          =================

   The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)




                                                                                2004                  2003
                                                                           -------------         -------------
Revenue:
   Investment                                                              $         842         $       5,161
   Other                                                                          43,543                 1,496
                                                                           -------------         -------------
     Total Revenue                                                                44,385                 6,657
                                                                           -------------         -------------

Expenses:
   Asset management fees, affiliate                                               53,557                95,376
   Provision for valuation of advances to Local Limited Partnerships              31,845                15,000
   General and administrative (includes reimbursements
     to an affiliate of $121,892 and $96,594 in 2004 and
     2003, respectively)                                                         165,533               149,261
   Amortization                                                                   11,380                11,380
   Interest                                                                        1,500                 1,500
                                                                           -------------         -------------
     Total Expenses                                                              263,815               272,517
                                                                           -------------         --------------

Loss before equity in losses of Local Limited Partnerships                      (219,430)             (265,860)

Equity in losses of Local Limited Partnerships  (Note 1)                        (339,831)             (269,893)
                                                                           -------------         -------------

Net Loss                                                                   $    (559,261)        $    (535,753)
                                                                           =============         =============

Net Loss Allocated:
   General Partners                                                        $      (5,593)        $      (5,358)
   Limited Partners                                                             (553,668)             (530,395)
                                                                           -------------         -------------
                                                                           $    (559,261)        $    (535,753)
                                                                           =============         =============
Net Loss per Limited Partner Unit
    (100,000 Units)                                                        $       (5.54)        $       (5.30)
                                                                           =============         =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)




                                                       Initial            Investor
                                        General         Limited           Limited
                                       Partners        Partners           Partners        Total
                                      -----------     ---------------   ----------     ---------

Balance at March 31, 2004             $  (871,297)    $  5,000       $   1,321,087   $   454,790

Net Loss                                   (5,593)            -           (553,668)     (559,261)
                                      -----------     ---------      -------------   -----------

Balance at June 30, 2004              $  (876,890)    $   5,000      $     767,419   $  (104,471)
                                      ===========     =========      =============   ===========

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)




                                                                                 2004              2003
                                                                           -------------       -------------

Net cash used for operating activities                                     $     (38,012)      $    (352,952)

Net cash provided by investing activities                                         11,698             121,106

Net cash used for financing activates                                           (101,564)                  -
                                                                           -------------       -------------

Net decrease in cash and cash equivalents                                       (127,878)           (231,846)

Cash and cash equivalents, beginning                                             366,997             933,675
                                                                           -------------       -------------

Cash and cash equivalents, ending                                          $     239,119       $     701,829
                                                                           =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       1,500       $       1,500
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  54,844,933

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $55,337,602)                                       (44,282,861)

Cumulative cash distributions received from Local Limited Partnerships                              (4,695,861)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                         5,866,211

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     4,813,762

   Cumulative amortization of acquisition fees and expenses                                         (1,598,744)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                9,081,229

Impairment allowance on investments in Local Limited Partnerships                                   (4,781,369)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $   4,299,860
                                                                                                 =============

For the three months ended June 30, 2004, the Partnership advanced $31,845 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $1,648,607. For the three months ended June 30, 2004, the Partnership has not recognized $1,320,746 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $11,970 were included in losses recognized in the three months ended June 30, 2004.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $127,878 for the three months ended June 30, 2004. This decrease is attributable to repayment of a note payable, cash used for operations and advances paid to Local Limited Partnerships, offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2004, $239,119 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,190,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Partnership has advanced approximately $2,108,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,055,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2004.

Results of Operations

For the three months ended June 30, 2004, the Partnership's operations resulted in a net loss of $559,261 as compared to a net loss of $535,753 for the same period in 2003. The increase in net loss is primarily due to an increase in general and administrative expenses and an increase in equity in losses of Local Limited Partnerships. These increases are partially offset by an increase in other income. The increase in general and administrative expenses is primarily due to increased charges due to affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increase in equity in losses is due to an increase in operating expenses at some of the Properties. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the thirty-six Properties in which the Partnership has an interest will expire. The Managing General Partner has

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

negotiated agreements that will ultimately allow the Partnership to dispose of its interest in fifteen Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Eleven of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004.

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

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner refinanced the Property's first mortgage in December 2003 by obtaining an eighteen-month loan that reduced the interest rate from 12.2% to 6.5%, and provided proceeds to pay outstanding obligations. To pay down current obligations, the Local General Partner also liquidated the replacement reserves account held by the previous lender. The Compliance Period for the Property ended in 2003, and the Managing General Partner has begun to identify possible disposition options for the Partnership's interest in the Property.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner have commenced discussions regarding the options available to improve operations or dispose of the Properties.

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

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffers from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

and negatively affected the Property's occupancy levels and tenant profile, causing working capital and debt service coverage to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter of 2004, reducing the interest rate from 8% to 6%, which should significantly improve the Property's future operating performance. The Property no longer generates Tax Credits and the Compliance Period expires on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner. It is unlikely the Partnership will transfer its interest until the end of the Compliance Period.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property anytime after December 31, 2003 when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

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

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke was declared in default on its mortgage obligations. The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP debt as well as the mortgage on the

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner at the end of the Property's Compliance Period, January 1, 2004. Effective January 4, 2004, the Managing General Partner exercised the put option. The Partnership no longer has an interest in this Property. This sale resulted in taxable income projected to be approximately $5,329,000, or $53 per Unit.

As previously reported, operations at Breckenridge, located in Duluth, Georgia, which historically operated at a deficit, slightly improved during 2002 as a result of ongoing capital improvements made to the Property. However, the Property continued to experience occupancy fluctuations. Based upon the Property's persistent operating challenges, the Managing General Partner expressed concerns regarding the long-term viability of the Property and believed it was in the best interest of the Partnership to dispose of its interest. Effective December 31, 2000, the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer the Partnership's interest in the Local Limited Partnership to an unaffiliated entity. The agreement included provisions to minimize the risk of recapture. As of December 31, 2002, the Partnership had transferred 99% its interest in the Property, and on January 3, 2003 the Partnership transferred its remaining 1% interest in the Property. The Partnership no longer has an interest in this Property. This sale resulted in a taxable loss of approximately $1,322,000, or $13 per Unit.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 13, 2004                  BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                        CREDITS L.P. III

                                        By:  Arch Street III, Inc.,
                                             its Managing General Partner




                                             /s/Jenny Netzer
                                             Jenny Netzer
                                             Executive Vice President
                                             MMA Financial, LLC