Form 10QSB
period 2004-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2004-11-15
CIK 839345

November 12, 2004


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 01-18462


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

For the quarterly period ended            September 30, 2004
                                       ----------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                to



                         Commission file number 01-18462
                                                --------------

                  Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                   Delaware                               04-3032106
----------------------------------------        -------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts                02110-1106
--------------------------------------------       ----------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   ----------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2004 and 2003                                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2004                          3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2004 and 2003                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Controls and Procedures                                                             14

PART II - OTHER INFORMATION

Items 1-6                                                                                    15

SIGNATURE                                                                                    16


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                 $        357,974
Investments in Local Limited Partnerships (Note 1)                                               4,098,563
Other assets                                                                                           127
                                                                                          ----------------
     Total Assets                                                                         $      4,456,664
                                                                                          =================

Liabilities and Partners' Deficiency

Due to affiliates                                                                         $      4,377,452
Accrued expenses                                                                                   431,133
                                                                                          ----------------
     Total Liabilities                                                                           4,808,585

General, Initial and Investor Limited Partners' Deficiency                                        (351,921)
                                                                                          ----------------
     Total Liabilities and Partners' Deficiency                                           $      4,456,664
                                                                                          =================


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                        Three Months Ended                Six Months Ended
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2004              2003              2004             2003
                                                 --------------   ---------------   --------------     -------------
Revenue:
   Investment                                    $          896   $         4,192   $        1,738     $       9,353
   Other                                                 51,263            32,475           94,806            33,971
                                                 --------------   ---------------   --------------     -------------
       Total Revenue                                     52,159            36,667           96,544            43,324
                                                 --------------   ---------------   --------------     -------------

Expenses:
   Asset management fees, affiliate                      63,470            95,376          117,027           190,752
   Provision for valuation of advances to
     Local Limited Partnerships                          31,845            21,335           63,690            36,335
   General and administrative (includes
     reimbursements to an affiliate of $241,180
     and $192,853 in 2004 and 2003, respectively)       161,333           144,347          326,866           293,608
   Amortization                                           1,353            11,380           12,733            22,760
   Interest                                               1,500             1,500            3,000             3,000
                                                 --------------   ---------------   --------------     -------------
       Total Expenses                                   259,501           273,938          523,316           546,455
                                                 --------------   ---------------   --------------     -------------

Loss before equity in losses of Local
   Limited Partnerships                                (207,342)         (237,271)        (426,772)         (503,131)

Equity in losses of Local Limited
   Partnerships (Note 1)                               (115,108)         (326,065)        (454,939)         (595,958)

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                         75,000                 -           75,000                 -
                                                 --------------   ---------------   --------------     -------------

Net Loss                                         $     (247,450)  $      (563,336)  $     (806,711)    $  (1,099,089)
                                                 ==============   ===============   ==============     =============

Net Loss allocated:
   General Partners                              $       (2,474)  $        (5,633)  $       (8,067)    $     (10,991)
   Limited Partners                                    (244,976)         (557,703)        (798,644)       (1,088,098)
                                                 --------------   ---------------   --------------     -------------
                                                 $     (247,450)  $      (563,336)  $     (806,711)    $  (1,099,089)
                                                 ==============   ===============   ==============     =============
Net Loss per Limited Partner
   Unit (100,000 Units)                          $        (2.45)  $         (5.58)  $        (7.99)    $      (10.88)
                                                 ==============   ===============   ==============     =============


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)




                                                            Initial           Investor
                                            General        Limited            Limited
                                            Partners       Partners           Partners           Total
                                          -----------     -----------      -------------     -------------

Balance at March 31, 2004                 $  (871,297)    $     5,000      $   1,321,087     $     454,790

Net Loss                                       (8,067)              -           (798,644)         (806,711)
                                          -----------     -----------      -------------     -------------

Balance at September 30, 2004             $  (879,364)    $     5,000      $     522,443     $    (351,921)
                                          ===========     ===========      =============     =============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)




                                                                                 2004              2003
                                                                           -------------       -------------

Net cash used for operating activities                                     $     (23,411)      $    (586,292)

Net cash provided by investing activities                                        115,952             132,246

Net cash used for financing activities                                          (101,564)                  -
                                                                           -------------       -------------

Net decrease in cash and cash equivalents                                         (9,023)           (454,046)

Cash and cash equivalents, beginning                                             366,997             933,675
                                                                           -------------       -------------

Cash and cash equivalents, ending                                          $     357,974       $     479,629
                                                                           =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       3,000       $       3,000
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Granite V where the Partnership's ownership interest is 97%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  52,976,778

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $56,101,122)                                       (42,818,315)

Cumulative cash distributions received from Local Limited Partnerships                              (4,831,960)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                         5,326,503

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     4,582,799

   Cumulative amortization of acquisition fees and expenses                                         (1,528,525)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                8,380,777

Impairment allowance on investments in Local Limited Partnerships                                   (4,282,214)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $   4,098,563
                                                                                                 =============


For the six months ended September 30, 2004, the Partnership advanced $63,690 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2004 is $3,169,969. For the six months ended September 30, 2004, the Partnership has not recognized $2,743,626 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $28,596 were included in losses recognized in the six months ended September 30, 2004.

The Partnership's investment in one Local Limited Partnerships was sold during the period ended September 30, 2004, resulting in a gain of $75,000. Proceeds relating to this transaction in the amount of $75,000 remain outstanding at September 30, 2004.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $9,023 for the six months ended September 30, 2004. This decrease is attributable to repayment of a note payable, cash used for operations and advances paid to Local Limited Partnerships, offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2004, $357,974 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,192,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

$734,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Partnership has advanced approximately $2,139,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,208,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

For the three months ended September 30, 2004, the Partnership's operations resulted in a net loss of $247,450 as compared to a net loss of $563,336 for the same period in 2003. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships and an increase in other income, which is partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of a Local Limited Partnership during the 2004 period. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is due to an increase in charges due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnerships.

Six Month Period

For the six months ended September 30, 2004, the Partnership's operations resulted in a net loss of $806,711 as compared to a net loss of $1,099,089 for the same period in 2003. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships and an increase in other income, which is partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of a Local Limited Partnership during the 2004 period. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is due to an increase in charges due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnerships.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in thirty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the thirty-four Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in fourteen Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Eleven of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

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

As previously reported, the Managing General Partner reached an agreement to transfer the Partnership's interest in Aurora East Apartments, located in Denver, Colorado, to the Local General Partner of the Property. On January 2, 2003, the Managing General Partner transferred its interest in the Property to the Local General Partner for $150,000. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $880,000, or $9 per Unit.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner have commenced discussions regarding the options available to improve operations at, or dispose of the Properties.

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

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing working capital and debt service coverage to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003. On September 21, 2004, the Property was sold and the Partnership received $75,000 in sales proceeds. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $468,000, or $5 per Unit.

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

Fox Run, located in Victoria, Texas experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999, in order to minimize risk to the Partnership, in late August 2004 the Managing General Partner decided to transfer the Partnership's interest to a third party in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. The Partnership no longer has an interest in this property. This sale resulted in taxable income projected to be approximately $1,131,000, or $11 per Unit.

In 2003, the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In June 2004, the Local General Partner received an offer from a third party buyer that was subsequently increased as a result of an updated market valuation. It is anticipated that a sale of the property will occur prior to December 31, 2004.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's executive vice president has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 12, 2004                  BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                          CREDITS L.P. III

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