Form 10QSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2005-02-14
CIK 839345

February 14, 2005


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 01-18462


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

For the quarterly period ended         December 31, 2004
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                                            to
                               ----------------------------------


                         Commission file number 01-18462

              Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           04-3032106
------------------------------------------   ---------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts             02110-1106
--------------------------------------------     -----------------------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2004 and 2003                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2004                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2004 and 2003                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Controls and Procedures                                                             15

PART II - OTHER INFORMATION

Items 1-6                                                                                    16

SIGNATURE                                                                                    17


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                 $        582,315
Investments in Local Limited Partnerships (Note 1)                                               3,860,468
                                                                                          ----------------
     Total Assets                                                                         $      4,442,783
                                                                                          ================

Liabilities and Partners' Deficiency

Due to affiliate                                                                          $      4,624,860
Accrued expenses                                                                                   449,133
                                                                                          ----------------
     Total Liabilities                                                                           5,073,993

General, Initial and Investor Limited Partners' Deficiency                                        (631,210)
                                                                                          ----------------
     Total Liabilities and Partners' Deficiency                                           $      4,442,783
                                                                                          ================



  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                        Three Months Ended                Nine Months Ended
                                                  December 31,      December 31,      December 31,     December 31,
                                                      2004              2003              2004             2003
                                                 --------------   ---------------   --------------     -------------
Revenue:
   Investment                                    $        1,083   $            27   $        2,821     $       9,380
   Recovery of provision for valuation of
     advances to Local Limited Partnerships,
     net of provision (Note 1)                          218,773                 -          155,083                 -
   Other                                                 19,939                 -          114,745            33,971
                                                 --------------   ---------------   --------------     -------------
       Total Revenue                                    239,795                27          272,649            43,351
                                                 --------------   ---------------   --------------     -------------

Expenses:
   Asset management fees, affiliate                      71,403            95,376          188,430           286,128
   Provision for valuation of advances to
     Local Limited Partnerships                               -            75,414                -           111,749
   General and administrative (includes
     reimbursements to an affiliate of $342,186
     and $293,878 in 2004 and 2003, respectively)       155,586           160,546          482,452           454,154
   Amortization                                           6,366            11,389           19,099            34,149
   Interest                                               1,500             1,500            4,500             4,500
                                                 --------------   ---------------   --------------     -------------
       Total Expenses                                   234,855           344,225          694,481           890,680
                                                 --------------   ---------------   --------------     -------------

Income (Loss) before equity in income (losses)
   of Local Limited Partnerships                          4,940          (344,198)        (421,832)         (847,329)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                               (231,729)          101,917         (686,668)         (494,041)

Gain (loss) on sale of investments in Local
   Limited Partnerships (Note 1)                        (52,500)                -           22,500                 -
                                                 --------------   ---------------   --------------     -------------

Net Loss                                         $     (279,289)  $      (242,281)  $   (1,086,000)    $  (1,341,370)
                                                 ==============   ===============   ==============     =============

Net Loss allocated:
   General Partners                              $       (2,793)  $        (2,423)  $      (10,860)    $     (13,414)
   Limited Partners                                    (276,496)         (239,858)      (1,075,140)       (1,327,956)
                                                 --------------   ---------------   --------------     -------------
                                                 $     (279,289)  $      (242,281)  $   (1,086,000)    $  (1,341,370)
                                                 ==============   ===============   ==============     =============
Net Loss per Limited Partner
   Unit (100,000 Units)                          $        (2.76)  $         (2.40)  $       (10.75)    $      (13.28)
                                                 ==============   ===============   ==============     =============




  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)




                                                            Initial           Investor
                                             General       Limited            Limited
                                            Partners       Partners           Partners           Total
                                          -----------     -----------      -------------     -------------

Balance at March 31, 2004                 $  (871,297)    $     5,000      $   1,321,087     $     454,790

Net Loss                                      (10,860)              -         (1,075,140)       (1,086,000)
                                          -----------     -----------      -------------     -------------

Balance at December 31, 2004              $  (882,157)    $     5,000      $     245,947     $    (631,210)
                                          ===========     ===========      =============     =============




  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                                                                 2004              2003
                                                                           -------------       -------------

Net cash used for operating activities                                     $     (60,282)      $    (724,204)

Net cash provided by investing activities                                        377,164           1,210,930

Net cash used for financing activities                                          (101,564)           (413,404)
                                                                           -------------       -------------

Net increase in cash and cash equivalents                                        215,318              73,322

Cash and cash equivalents, beginning                                             366,997             933,675
                                                                           -------------       -------------

Cash and cash equivalents, ending                                          $     582,315       $   1,006,997
                                                                           =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $       4,500       $       4,500
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Granite V where the Partnership's ownership interest is 97%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  49,149,670

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $55,433,314)                                       (39,565,391)

Cumulative cash distributions received from Local Limited Partnerships                              (4,399,139)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                         5,185,140

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     4,140,422

   Cumulative amortization of acquisition fees and expenses                                         (1,401,653)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                7,923,909

Impairment allowance on investments in Local Limited Partnerships                                   (4,063,441)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $   3,860,468
                                                                                                 =============



For the nine months ended December 31, 2004, the Partnership advanced $127,380 to one of the Local Limited Partnerships, all of which was impaired. In addition, $282,463 was reimbursed from one Local Limited Partnership relating to advances made in previous years. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $4,031,456. For the nine months ended December 31, 2004, the Partnership has not recognized $3,374,656 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $29,868 were included in losses recognized in the nine months ended December 31, 2004.

The Partnership's investment in three Local Limited Partnerships was sold during the period ended December 31, 2004, resulting in a gain of $22,500.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $215,318 for the nine months ended December 31, 2004. This increase is attributable to repayment of advances to a Local Limited Partnership and cash distributions received from Local Limited Partnerships, offset by repayment of a note payable, cash used for operations and advances paid to a Local Limited Partnership.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2004, $582,315 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,205,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

$452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Partnership has advanced approximately $2,203,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,226,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

For the three months ended December 31, 2004, the Partnership's operations resulted in a net loss of $279,289 as compared to a net loss of $242,281 for the same period in 2003. The increase is net loss is due to an increase in equity in losses of Local Limited Partnerships, partially offset by an increase in recovery of provision for valuation of advances to Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in operating expenses at some properties. The increase in recovery of provision for valuation of advances to Local Limited Partnerships relates to reimbursements of previously impaired advances made to Local Limited Partnerships in prior years.

Nine Month Period

For the nine months ended December 31, 2004, the Partnership's operations resulted in a net loss of $1,086,000 as compared to a net loss of $1,341,370 for the same period in 2003. The decrease in net loss is due to an increase in recovery of provision for valuation of advances to Local Limited Partnerships and a decrease in asset management fees, partially offset by an increase in equity in losses of Local Limited Partnerships. The increase in recovery of provision for valuation of advances to Local Limited Partnerships relates to reimbursements of previously impaired advances made to Local Limited Partneships in prior years. The decrease in asset management fees is due to the Partnership's sale of interests in eleven Local Limited Partnerships during the period ended December 31 2003; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. The increases in equity in losses of Local Limited Partnerships are primarily due to an increase in operating expenses at some properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the twenty-nine Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in thirteen Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Eleven of the Local Limited Partnerships in which the Partnership had an investment were sold during the year ended March 31, 2004. An additional three Local Limited Partnerships in which the Partnership had an investment were sold in the nine months ended December 31, 2004. Four more Local Limited Partnerships in which the Partnership had an investment were sold effective January 2005.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, five more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Local Limited Partnerships.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Lexington Civic, located in Lexington, Tennessee, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Local Limited Partnerships do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 2, 2004, the Managing General Partner exercised the Briarwood II put option. The Partnership no longer has an interest in this Local Limited Partnership. This sale resulted in taxable income projected to be approximately $315,000, or $3 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Ashton Heights, located in Bolivar, Missouri, Bentley Hill, located in Syracuse, Kansas, Brownsville, located in Brownsville, Tennessee, Cedar Tree, located in Billings, Missouri, Garden Plain, located in Garden Plain, Kansas, Horseshoe Bend, located in Horseshoe Bend, Arizona, Longview, located in Humboldt, Kansas, Pearl Place, located in Rossville, Kansas, Ponca Manor, located in Satanta, Kansas, Smithville, located in Smithville, Missouri and Sunnyhill Villa, located in Wayne, Nebraska. These Local Limited Partnerships share a common Local General Partner and they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Local Limited Partnerships for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expires on or before December 31, 2004 for all eleven of these Properties. Effective January 2, 2004, the Managing General Partner exercised the put options on Bentley Hill,

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Brownsville, Cedar Tree, Garden Plain, Horseshoe Bend, Longview, Smithville and Sunnyhill Villa. The Partnership received a total of $40,000 for its interests in these eight Local Limited Partnerships. Effective January 3, 2005, the Managing General Partner exercised the put options on Ashton Heights, Pearl Place and Ponca Manor. The Partnership received a total of $15,000 for its interests in these three Local Limited Partnerships. The Partnership no longer has an interest in these eleven Local Limited Partnerships. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $1,733,000, or $17 per Unit.

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, current replacement reserve levels are inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, may be prepaid without a premium beginning in 2002, the new Local General Partner refinanced the Property's first mortgage in December 2003 by obtaining an eighteen-month loan that reduced the interest rate from 12% to 6.5%, and provided proceeds to pay outstanding obligations and complete deferred maintenance repairs. To pay down current obligations, the Local General Partner also liquidated the replacement reserves account held by the previous lender. The Compliance Period for the Property ended in 2003. The Managing General Partner and the Local General Partner have entered into a put agreement whereby the Managing General Partner can sell the Partnership's interest in the Local Limited Partnership to the Local General Partner for a nominal price.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of the Properties. An agreement has been reached whereby the Managing General Partner will allow the Local General Partner to transfer its Local General Partner interest to a developer that will resyndicate the Properties. In return, the Partnership will obtain both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests are expected to occur during 2005 whereas the transfer of the Partnership's interests are expected to occur in 2005 and 2006 for Shoreline and Waterfront, respectively.

Willow Lake, located in Kansas City, had experienced operating difficulties for many years. The original Local General Partner was replaced shortly after construction completion with an affiliate of the Managing General Partner and the Property's first mortgage was modified several times to avoid foreclosure. The Partnership had advanced in excess of $500,000 from Partnership Reserves. Since the Compliance Period ended on December 31, 2004, and to eliminate any future risk to the Partnership, the Managing General Partner commenced attempts to sell the Property. On January 10, 2005, a sale of the Property to a third party was consummated. After payment on Property debts, expenses and closing costs, the Partnership received approximately $1,467,000 in net sales proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale will result in taxable income projected to be approximately $2,922,000, or $29 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing working capital and debt service coverage to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Local Limited Partnership. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Limited Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003. On September 21, 2004, the Local Limited Partnership was sold and the Partnership received $75,000 in sales proceeds. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $551,000, or $6 per Unit.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter 2004, reducing the interest rate from 8% to 6%, which should significantly improve the Property's future operating performance. The Property no longer generates Tax Credits and the Compliance Period expires on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Local Limited Partnership to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused occupancy, deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Local Limited Partnership anytime after December 31, 2003 when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

As previously reported, during 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Local Limited Partnership. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Local Limited Partnership from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority and the Partnership received $282,000 for this Local General Partner interest. The Partnership will receive an additional $200,000 for this interest in January 2006, after the Property's Compliance Period ends on December 31, 2005 and after the Partnership exercises its put agreement to transfer the Partnership's interest in the Local Limited Partnership to the Temple Housing Authority affiliate.

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke was declared in default on its mortgage obligations. The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner after the end of the Property's Compliance Period on December 31, 2003. Effective January 4, 2004, the Managing General Partner exercised the put option. The Partnership no longer has an interest in this Local Limited Partnership. This sale resulted in taxable income projected to be approximately $5,373,000, or $54 per Unit.


As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four Properties and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner and the Local General Partner also entered into a call and put option whereby the Local General Partner received a call option at the end of the Compliance Period for a nominal amount. If the call is not exercised within a 6-month period, the Partnership has the option to put its interest to the Local General Partner. The expiration of the Compliance Period was no later than December 31, 2004 for any of the four Properties.

As previously reported, the Compliance Period for The Colony, located in Columbia, South Carolina ended on December 31, 2003. In anticipation of that, the Managing General Partner and the Local General Partner executed a put option agreement that would allow the Partnership to transfer its interest in the Local Limited Partnership to the Local General Partner for $1. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the Local Limited Partnership. As a result, on January 2, 2004, the put option was exercised and the Partnership transferred its entire interest in the Local Limited Partnership to the Local General Partner for $1. The Partnership no longer has an interest in this Local Limited Partnership. This sale resulted in taxable income projected to be approximately $1,264,000, or $13 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Fox Run, located in Victoria, Texas experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999, in order to minimize risk to the Partnership, in late August 2004 the Managing General Partner decided to transfer the Partnership's interest to a third party in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. The Partnership no longer has an interest in this Local Limited Partnership. This sale resulted in taxable income projected to be approximately $789,000, or $8 per Unit.

As previously reported, in 2003, the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In June 2004, the Local General Partner received an offer from a third party buyer that was subsequently increased as a result of an updated market valuation. It is anticipated that a sale of the property will occur prior to March 31, 2005.

Ashley Place, located in Orlando, Florida, reached the end of its Compliance Period on December 31, 2004. As a result, the Managing General Partner was interested in selling the Partnership's interest in the Local Limited Partnership. Two real estate brokers with experience in multifamily property sales were hired to do an appraisal of the Property. Their appraisals ranged from approximately $4.1 million to $4.34 million. The Managing General Partner and the Local General Partner agreed that the Partnership would transfer its interest in the Local Limited Partnership to the Local General Partner for $210,000 plus the Partnership's share of the other assets of the Local Limited Partnership, currently estimate to be approximately $20,000. This would result in the Partnership receiving the same level of proceeds as it would if the Property were sold to a third party at a price of $4.34 million. On December 21, 2004, the Local Limited Partnership was sold to the Local General Partner and $210,000 was received by the Partnership. It is anticipated that the remaining funds estimated to be $20,000 will be received in February 2005. The Partnership no longer has an interest in the Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $1,126,000, or $11 per Unit.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.

Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:     February 14, 2005             BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                         CREDITS L.P. III

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