Form 10KSB
period 2005-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2005-07-14
CIK 839345

July 13, 2005


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Annual Report on Form 10-KSB for Year Ended March 31, 2005 File Number 01-18462


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

For the fiscal year ended                  March 31, 2005
                         -----------------------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   -------------------

                        Commission file number 01-18462

                  Boston Financial Qualified Housing Tax Credits L.P. III

                  (Exact name of registrant as specified in its charter)

                   Delaware                               04-3032106
      -------------------------------        -------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                02110-1106
--------------------------------------------     ------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                       $99,610,000 as of March 31, 2005
                       --------------------------------

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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-8
   Item 3    Legal Proceedings                                         K-20
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-21

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-21
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-22
   Item 7     Financial Statements and Supplementary Data              K-29
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-29
   Item 8A    Controls and Procedures                                  K-29
   Item 8B    Other Information                                        K-29
PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-29
   Item 10    Management Remuneration                                  K-30
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-30
   Item 12    Certain Relationships and Related
              Transactions                                             K-31
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-32
   Item 14.   Principal Accountant Fees and Services                   K-32


SIGNATURES                                                             K-33
----------

CERTIFICATIONS                                                         K-34


                                     PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") is a limited partnership formed on August 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware. The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit (Gross Proceeds is $100,000,000), adjusted for certain discounts. The Partnership raised $99,610,000, net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in twenty-three other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                                                                                                            Date
Properties owned by                                                                                       Interest
 Local Limited Partnerships                                Location                                       Acquired

West Dade                                                 Miami, FL                                        12/31/88
West Dade II                                              Miami, FL                                        12/31/88
Regency Square (1)                                        Dayton, OH                                       03/13/89
Westwood Manor                                            Flint, MI                                        02/21/89
Rolling Hills (1)                                         Dayton, OH                                       03/13/89
Boulevard Commons II (1)                                  Chicago, IL                                      04/04/89
Boulevard Commons IIA (1)                                 Chicago, IL                                      04/04/89
Fox Run Housing                                           Victoria, TX                                     04/07/89
Waterfront                                                Buffalo, NY                                      04/28/89
Shoreline                                                 Buffalo, NY                                      04/28/89
Colony Apartments (1)                                     Columbia, SC                                     05/19/89
Admiral Court (1)                                         Philadelphia, PA                                 06/07/89
Crestwood (1)                                             Bridgeport, TX                                   06/05/89
Elmwood Delmar                                            Aurora, CO                                       05/16/89
El Jardin (1)                                             Davie, FL                                        06/14/89
Ashley Place (1)                                          Orlando, FL                                      06/23/89
Willowick (1)                                             Gainesville, TX                                  06/30/89
Kirkendall Heights (1)                                    Ellsworth, KS                                    07/19/89
Bentley Hill (1)                                          Syracuse, KS                                     06/30/89
Columbia Townhouses (1)                                   Burlington, IA                                   07/28/89
Quartermill                                               Richmond, VA                                     08/02/89
Ponca Manor (1)                                           Satanta, KS                                      07/28/89
Pearl Place (1)                                           Rossville, KS                                    07/28/89
Crown Point (1)                                           Venus, TX                                        08/22/89
Godley Arms (1)                                           Godley, TX                                       08/25/89
Pilot Point (1)                                           Pilot Point, TX                                  08/22/89
Sherwood Arms (1)                                         Keene, TX                                        08/22/89
South Holyoke (1)                                         Holyoke, MA                                      08/29/89
Walker Woods                                              Dover, DE                                        08/30/89
Lakeway Colony (1)                                        Lake Dallas, TX                                  08/30/89
One Main Place (1)                                        Little Elm, TX                                   08/22/89
Eaglewood (1)                                             Covington, TN                                    09/06/89
Harbour View (1)                                          Staten Island, NY                                09/29/89
Georgetown II                                             Georgetown, DE                                   09/28/89
Granite V (1)                                             Boston, MA                                       09/29/89
Garden Plain (1)                                          Garden Plain, KS                                 08/09/89
Fulton (1)                                                Fulton, KY                                       10/05/89
Lone Oak (1)                                              Graham, TX                                       10/06/89
Hallet West (1)                                           Hallettsville, TX                                11/20/89



                                                                                                            Date
Properties owned by                                                                                       Interest
 Local Limited Partnerships                                Location                                       Acquired

Glenbrook (1)                                     St. Jo, TX                                               10/06/89
Eagles Nest (1)                                   Decatur, TN                                              10/06/89
Billings Family (1)                               Billings, MO                                             08/09/89
Brownsville (1)                                   Brownsville, TN                                          08/09/89
Sunnyhill Villa (1)                               Wayne, NE                                                08/09/89
Longview (1)                                      Humboldt, KS                                             10/13/89
Horseshoe Bend (1)                                Horseshoe Bend, AR                                       08/09/89
Briarwood II (1)                                  Lake Havasua, AZ                                         10/04/89
Quail Run (1)                                     Iowa Park, TX                                            10/06/89
Smithville (1)                                    Smithville, MO                                           08/09/89
Aurora East Apartments (1)                        Denver, CO                                               11/06/89
Elver Park II                                     Madison, WI                                              11/09/89
Elver Park III                                    Madison, WI                                              11/09/89
Tucson Trails I                                   Madison, WI                                              11/22/89
Tucson Trails II                                  Madison, WI                                              11/23/89
Pleasant Plaza (1)                                Malden, MA                                               12/01/89
241 Pine Street (1)                               Manchester, NH                                           12/04/89
Heather Oaks                                      Oak Grove, MO                                            11/24/89
Riverfront                                        Sunbury, PA                                              12/26/89
Susquehanna View                                  Camp Hill, PA                                            12/26/89
Breckenridge (1)                                  Duluth, GA                                               12/19/89
Wood Creek                                        Calcium, NY                                              12/15/89
Willow Lake (1)                                   Kansas City, MO                                          12/20/89
Ashton Heights (1)                                Bolivar, MO                                              12/15/89
Fouche Valley                                     Perryville, AR                                           05/01/90
Altheimer                                         Altheimer, AR                                            04/18/90
Kyle Hotel                                        Temple, TX                                               06/12/90
Diversey Square                                   Chicago, IL                                              12/01/90
Poplar Village                                    Cumberland, KY                                           12/30/90
Lexington (1)                                     Lexington, TN                                            12/29/90



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

With the exception of The Temple-Kyle, L.P., each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited Partnerships: (i) Missouri Rural Housing of Oak Grove, L.P., Westgate Associates I, L.P. and Altheimer Associates I, L.P., representing 1.02%, have The Lockwood Group as Local General Partner; (ii) Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I and Tucson Trails Limited Partnership II, representing 11.80%, have Gorman Associates as Local General Partner; (iii) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 11.23%, have NCHP as Local General Partner;
(iv) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 12.24%, have Romat, Inc. and Arbor, Inc., as Local General Partner, respectively, both of which have Aristedes Martinez as principal; (v) EDM Housing Associates, LTD a Limited Partnership and Fox Run Housing, representing 7.28%, have Delwood Ventures, Inc. and R.S.F. Ventures, Inc. as Local General Partners, respectively, both of which have Raymond Baker as principal; and (vi) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 12.57%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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






Item 2.  Properties

The Partnership owns limited partnership interests in twenty-three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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



                                                            Capital Contributions
Local Limited Partnership                               Total            Total           Mtge. Loans
Property Name                               Number of   Committed at     Paid through    payable at         Type of    Occupancy at
Property Location                           Apt. Units  March 31, 2005   March 31, 2005  December 31, 2004  Subsidy*  March 31, 2005
------------------------------------------- ----------  ---------------- --------------- ------------------ --------  -------------


West Dade LTD, A Limited Partnership
West Dade
Miami, FL                                   122         $1,513,936       $1,513,936      $4,069,058         Section 8      98%


West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                                   209         3,039,442        3,039,442       7,951,565          Section 8      96%


Westwood Manor Limited Dividend
    Housing Association L.P.
Westwood Manor
Flint, MI                                   144         1,165,925        1,165,925       3,022,004          Section 8      97%


Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                                 142         1,079,318        1,079,318       9,475,509          None           68%


Waterfront Limited Partnership
Waterfront
Buffalo, NY                                 472         3,597,307        3,597,307       32,863,612         None           69%





                                                                  Capital Contributions
Local Limited Partnership                                    Total          Total         Mtge. Loans
Property Name                               Number of      Committed at   Paid through    payable at        Type of  Occupancy at
Property Location                           Apt. Units   March 31, 2005  March 31, 2005  December 31, 2004  Subsidy* March 31, 2005
------------------------------------------- ----------  ----------------  -------------- ----------------- --------- ---------------


Fox Run Housing
Fox Run
Victoria, TX                                 150         1,605,775         1,605,775       3,987,781        Section 8      90%


Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL
The Colony Apartments, L.P. (1)
    A Limited Partnership
Colony Apartments
Columbia, SC
Boulevard Commons Limited
    Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
    A Florida Limited Partnership (1)
Ashley Place
Orlando, FL

Admiral Housing Limited Partnership (1)
Admiral Court
Philadelphia, PA




                                                             Capital Contributions
Local Limited Partnership                                  Total           Total         Mtge. Loans
Property Name                                Number of   Committed at    Paid through    payable at         Type of   Occupancy at
Property Location                            Apt. Units  March 31, 2005  March 31, 2005  December 31, 2004  Subsidy*  March 31, 2005
-------------------------------------------  ----------  --------------  --------------- ------------------ --------  -------------


Prarieland Property of Syracuse, L.P. (1)
Bentley Hill
Syracuse, KS

El Jardin of Davie, Ltd. (1)
El Jardin
Davie, FL

EDM Housing Associates LTD
    (A Limited Partnership)
Elmwood Delmar
Aurora, CO                                    95          1,102,025         1,102,025      3,038,623         Section 8     100%


Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P. (1)
Kirkendall Heights
Ellsworth, KS

Prairieland Properties of Satanta, L.P. (1)
Ponca Manor
Satanta, KS



                                                            Capital Contributions
Local Limited Partnership                                 Total           Total          Mtge. Loans
Property Name                               Number of   Committed at    Paid through     payable at         Type of    Occupancy at
Property Location                           Apt. Units  March 31, 2005  March 31, 2005   December 31, 2004  Subsidy*  March 31, 2005
------------------------------------------- ----------  --------------  --------------- ------------------ ---------  -------------


Rossville Senior Housing, L.P. (1)
Pearl Place
Rossville, KS

Columbia Townhouse Associates, L.P. (1)
Columbia Townhouses
Burlington, IA

Quartermill Associates, L.P.
    (A Virginia Limited Partnership)
Quartermill
Richmond, VA                                  266         7,705,500       7,705,500        6,819,961         None         96%


One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX






                                                         Capital Contributions
Local Limited Partnership                               Total         Total          Mtge. Loans
Property Name                            Number of    Committed at   Paid through    payable at        Type of   Occupancy at
Property Location                        Apt. Units  March 31, 2005  March 31, 2005  December 31, 2004 Subsidy*  March 31, 2005
---------------------------------------- ----------  --------------  --------------- ----------------- --------  -----------------


Crown Point Housing
    Associates, LTD
    A Texas Limited Partnership (1)
Crown Point
Venus, TX

Godley Arms Housing
    Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership (1)
South Holyoke
Holyoke, MA

Harbour View
    (A Limited Partnership) (1)
Harbour View
Staten Island, NY

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                                 51             1,452,380      1,452,380       2,213,939          None          90%


Lakeway Colony Housing
    Associates, LTD (1)
Lakeway Colony
Lake Dallas, TX






                                                            Capital Contributions
Local Limited Partnership                                  Total          Total         Mtge. Loans
Property Name                                Number of   Committed at   Paid through    payable at         Type of    Occupancy at
Property Location                            Apt. Units  March 31, 2005 March 31, 2005  December 31, 2004  Subsidy*   March 31, 2005
-------------------------------------------  ----------  -------------- --------------- ------------------ ---------  -------------


Eaglewood VIII, L.P.
    (A Limited Partnership) (1)
Eaglewood
Covington, TN

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                                50           1,200,000        1,200,000       1,745,089        None          92%


Blue Mountain Associates, L.P.
    (A Massachusetts Limited Partnership) (1)
Granite V
Boston, MA

Garden Plain Senior Apts., LTD (1)
Garden Plain
Garden Plain, KS

Fulton Associates I, L.P.
    (A Limited Partnership) (1)
Fulton
Fulton, KY

Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX




                                                           Capital Contributions
Local Limited Partnership                                 Total             Total         Mtge. Loans
Property Name                               Number of    Committed at     Paid through    payable at         Type of  Occupancy at
Property Location                           Apt. Units   March 31, 2005   March 31, 2005 December 31, 2004  Subsidy* March 31, 2005
------------------------------------------- -----------  ---------------- -------------- ----------------- --------- -------------


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

Billings Family Housing, L.P. (1)
Cedar Tree
Billings, MO

Brownsville Associates, L.P. (1)
Brownsville
Brownsville, TN

Wayne Senior Housing, L.P. (1)
Sunnyhill Villa
Wayne, NE

Longview Apartments, L.P. (1)
Longview
Humbolt, KS




                                                       Capital Contributions
Local Limited Partnership                             Total         Total           Mtge. Loans
Property Name                            Number of   Committed at   Paid through    payable at          Type of    Occupancy at
Property Location                        Apt. Units  March 31, 2005 March 31, 2005  December 31, 2004  Subsidy*    March 31, 2005
---------------------------------------  ----------  -------------- --------------- -----------------  ---------   --------------


Horseshoe Bend Associates I, L.P. (1)
Horseshoe Bend
Horseshoe Bend, AR

Briarwood Associates II, L.P. (1)
Briarwood II
Lake Havasua, AZ

North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    (A Limited Partnership) (1)
Smithville
Smithville, MO

Aurora Properties, LTD
    (A Limited Partnership) (1)
Aurora East Apartments
Denver, CO

Elver Park Limited Partnership II
Elver Park II
Madison, WI                                 56      1,246,385            1,246,385       1,885,921      None                 95%





                                                                   Capital Contributions
Local Limited Partnership                         Total           Total         Mtge. Loans
Property Name                         Number of  Committed at    Paid through   payable at         Type of          Occupancy at
Property Location                     Apt. Units March 31, 2005  March 31, 2005 December 31, 2004  Subsidy*          March 31, 2005
------------------------------------- ---------- --------------- -------------- ----------------- -------------   ----------------


Elver Park Limited Partnership III
Elver Park III
Madison, WI                              48         1,047,470       1,047,470        1,603,033      None                92%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                              48         1,047,470       1,047,470        1,537,848      None                100%


Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                              48         1,047,470       1,047,470        1,537,848      None                98%


Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH
Missouri Rural Housing of
    Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                            24         118,828         118,828          557,200         FmHA               100%


Wood Creek Associates
    (A New York Limited Partnership)
Wood Creek
Calcium, NY                              104        1,850,000       1,850,000        2,646,957        None              100%







                                                          Capital Contributions
Local Limited Partnership                              Total           Total          Mtge. Loans
Property Name                              Number of  Committed at    Paid through    payable at         Type of   Occupancy at
Property Location                          Apt. Units March 31, 2005  March 31, 2005  December 31, 2004  Subsidy*  March 31, 2005
-----------------------------------------  ---------- --------------  --------------- ----------------- ---------- --------------


Breckenridge Creste Apartments, L.P. (1)
Breckenridge
Duluth, GA

Willow Lake Partners II, L.P.
    (A Limited Partnership) (1)
Willow Lake
Kansas City, MO
Bolivar Senior Housing, L.P. (1)
Ashton Heights
Bolivar, MO

Lexington Associates I L.P.
    (A Limited Partnership) (1)
Lexington Civic
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                                 200          1,984,908        1,984,908        5,865,519      Section 8      99%


Susquehanna View, L.P.
Susquehanna View
Camp Hill, PA                               201          2,194,314        2,194,314        8,214,955      Section 8      99%


Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                              20           131,865          131,865          914,745        FmHA           90%



                                                  Capital Contributions
Local Limited Partnership                       Total          Total          Mtge. Loans
Property Name                    Number of    Committed at    Paid through    payable at         Type of     Occupancy at
Property Location                Apt. Units   March 31, 2005  March 31, 2005  December 31, 2004  Subsidy*    March 31, 2005
-------------------------------  -----------  --------------  --------------- -----------------  ---------   ------------


Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                        20            130,375        130,375        586,384           FmHA          100%


The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                           64          1,624,100      1,624,100      1,388,829           Section 8      88%


Diversey Square Associates II
Diversey Square II
Chicago, IL                         48           1,031,825      1,031,825      2,580,857           Section 8      96%


Poplar Village, LTD
Poplar Village
Cumberland, KY                      36            283,945         283,945      1,179,537           None           92%
                                  ------      -------------    ------------    ---------------

                                  2,618       $37,200,563      $37,200,563     $105,686,774
                                  ======      ============     ============    ==============


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

Four Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the years ended December 31, 2004 and 2003:

     El Jardin of Davie, Ltd.                                            2004              2003
     ------------------------                                        ------------------------------
     Total Assets                                                    $   6,164,048    $   6,486,308
     Total Liabilities                                               $   6,495,236    $   6,685,140
     Revenue                                                         $   1,805,948    $   1,805,611
     Net Loss                                                        $     (94,138)   $    (156,120)

     Quartermill Associates, L.P. (A Virginia Limited Partnership)
     Total Assets                                                    $  10,051,759    $  10,521,543
     Total Liabilities                                               $   6,989,866    $   7,053,535
     Revenue                                                         $   1,876,494    $   1,829,254
     Net Loss                                                        $    (320,421)   $    (264,803)

     Blue Mountain Associates, L.P. (A Massachusetts Limited Partnership)
     Total Assets                                                    $   7,777,456    $   8,415,609
     Total Liabilities                                               $   9,697,316    $   9,839,042
     Revenue                                                         $   3,020,764    $   3,062,317
     Net Loss                                                        $    (496,427)   $    (809,831)

     Riverfront Apartments, L.P.
     Total Assets                                                    $   8,196,491    $   8,418,190
     Total Liabilities                                               $   6,151,257    $   6,257,235
     Revenue                                                         $   1,708,597    $   1,719,197
     Net Loss                                                        $    (115,721)   $     (54,304)



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As of March 31, 2005, there were 5,321 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2005 and 2004.

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

The Partnership's investment portfolio consists of limited partnership interests in twenty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the twenty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eleven Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Thirteen of the Local Limited Partnerships in which the Partnership had an investment were sold during the year ended March 31, 2005.

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

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

 Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($3,610,242 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $523,732 for the year ended March 31, 2005. This increase is attributable to proceeds received from sale of investments in Local Limited Partnerships and reimbursement of advances to Local Limited Partnerships. These increases are partially offset by cash used for operations and the repayment of a note payable.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2005, $890,729 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,297,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,002,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2005 resulted in a net income of $4,374,332 as compared to a net loss of $2,553,356 for the same period in 2004. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, an increase in recovery of prior years' provision for valuation of advances to Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in thirteen Local Limited Partnerships during the year ended March 31, 2005. The increase in recovery of prior years' provision for valuation of advances to Local Limited Partnerships, net of advances in the year ended March 31, 2005 resulted from the reimbursement of $977,596 of advances made to two Local Limited Partnerships in previous years, net of $197,078 for advances made to Local Limited Partnerships in the year ended March 31, 2005, which were fully reserved. The decrease in equity in losses of Local Limited Partneships is primarily due to the Partnership disposing of its interest in thirteen Local Limited Partnerships during the year ended March 31, 2005.

Low-income housing tax credits

The 2004 and 2003 Tax Credits per Unit for individuals were $0.07 and $0.19, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as several Properties have reached the end of the ten year credit period. However, because the Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest to the unaffiliated entity or its designee with respect to the following Properties: Briarwood II, located in Lake Havasua, Arizona, Eaglewood, located in Covington, Tennessee, Fulton, located in Fulton, Kentucky, Lexington Civic, located in Lexington, Tennessee, Kirkendall Heights, located in Ellsworth, Kansas and Poplar Village, located in Cumberland, Kentucky. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 2, 2004, the Managing General Partner exercised the Briarwood II put option. This sale resulted in taxable income of $288,483, or approximately $3 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the put options on Eaglewood, Fulton, Lexington Civic and Kirkendall Heights. These four sales resulted in taxable income projected to be approximately $805,000, or $8 per Unit. The Partnership no longer has an interest in these five Properties.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Ashton Heights, located in Bolivar, Missouri, Bentley Hill, located in Syracuse, Kansas, Brownsville, located in Brownsville, Tennessee, Cedar Tree, located in Billings, Missouri, Garden Plain, located in Garden Plain, Kansas, Horseshoe Bend, located in Horseshoe Bend, Arizona, Longview, located in Humboldt, Kansas, Pearl Place, located in Rossville, Kansas, Ponca Manor, located in Satanta, Kansas, Smithville, located in Smithville, Missouri and Sunnyhill Villa, located in Wayne, Nebraska. These Properties share a common Local General Partner and they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expires on or before December 31, 2004 for all eleven of these Properties. Effective January 2, 2004, the Managing General Partner exercised the put options on Bentley Hill, Brownsville, Cedar Tree, Garden Plain, Horseshoe Bend, Longview, Smithville and Sunnyhill Villa. The Partnership received a total of $40,000 for its interests in these eight Local Limited Partnerships. These eight sales resulted in taxable income of $1,325,497, or approximately $13 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the put options on Ashton Heights, Pearl Place and Ponca Manor. The Partnership received a total of $15,000 for its interests in these three Local Limited Partnerships. These three sales resulted in taxable income of approximately $330,000, or $3 per Unit. The Partnership no longer has an interest in these eleven Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.



As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, replacement reserve levels were inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, could be prepaid without a premium beginning in 2002, the new Local General Partner refinanced the Property's first mortgage in December 2003 by obtaining an eighteen-month loan that reduced the interest rate from 12% to 6.5%, and provided proceeds to pay outstanding obligations and complete deferred maintenance repairs. To pay down current obligations, the Local General Partner also liquidated the replacement reserves account held by the previous lender. The Compliance Period for the Property ended in 2003. The Managing General Partner and the Local General Partner have entered into a put agreement whereby the Managing General Partner could sell the Partnership's interest in the Property to the Local General Partner for a nominal price. Effective January 1, 2005, the Partnership transferred its interest in the Local Partnership to the Local General Partner and in February 2005, the Partnership received $1,326,000 for its interest. The sale of this interest resulted in taxable income projected to be approximately $413,000, or $4 per Unit. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will resyndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Properties for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Properties prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is expected to occur in 2005 and 2006 for Shoreline and Waterfront, respectively.

Willow Lake, located in Kansas City, had experienced operating difficulties for many years. The original Local General Partner was replaced shortly after construction completion with an affiliate of the Managing General Partner and the Property's first mortgage was modified several times to avoid foreclosure. The Partnership had advanced approximately $695,000 from Partnership Reserves. Since the Compliance Period ended on December 31, 2004, and to eliminate any future risk to the Partnership, the Managing General Partner commenced attempts to sell the Property. On January 10, 2005, a sale of the Property to a third party was consummated. After payment on Property debts, expenses and closing costs, the Partnership received approximately $1,467,000 in net sales proceeds. This sale will result in taxable income projected to be approximately $2,988,000, or $30 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, during 1994, the Local General Partner at Admiral Court, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Local Limited Partnership and, consequently, the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. The Property's Tax Credit stream ended in 1999. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing working capital and debt service coverage to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. In the fall of 2003, a put option agreement was entered into that allowed the Partnership to transfer its interest in the Local Partnership to the Local General Partner after the expiration of the Compliance Period on December 31, 2003. On September 21, 2004, the Property was sold and the Partnership received $75,000 in sales proceeds. The Partnership no longer has an interest in this Property. The sale resulted in taxable income of $220,162, or approximately $2 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter 2004, reducing the interest rate from 8% to 6%, which should significantly improve the Property's future operating performance. The Property operated slightly above breakeven during 2004. The Property no longer generates Tax Credits and the Compliance Period expires on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and concurrently executed a Put Agreement for the Partnership's interest in the Property to the Local General Partner. The Put Agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from HUD and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property any time after December 31, 2003, when the Compliance Period expires. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

As previously reported, during 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Property from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority and the Partnership received net proceeds of $208,000 for this Local General Partner interest. The Partnership will receive an additional $200,000 for this interest in January 2006, after the Property's Compliance Period ends on December 31, 2005 and after the Partnership exercises its put agreement to transfer the Partnership's interest in the Property to the Temple Housing Authority affiliate.

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke was declared in default on its mortgage obligations. The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner after the end of the Property's Compliance Period on December 31, 2003. Effective January 4, 2004, the Managing General Partner exercised the put option. The Partnership no longer has an interest in this Property. This sale resulted in taxable income of $5,235,830, or approximately $52 per Unit.

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four Properties and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner and the Local General Partner also entered into a call and put option whereby the Local General Partner received a call option at the end of the Compliance Period for a nominal amount. If the call is not exercised within a 6-month period, the Partnership has the option to put its interest to the Local General Partner. The expiration of the Compliance Period was no later than December 31, 2004 for any of the four Properties. The Partnership's interest in all four Local Limited Partnership's were disposed of effective May 31, 2005.

As previously reported, the Compliance Period for The Colony, located in Columbia, South Carolina ended on December 31, 2003. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the Property. As a result, the Managing General Partner obtained a put option agreement with the Local General Partner that would allow the Partnership to transfer its interest in the Property to the Local General Partner for $1. Therefore, effective January 2, 2004, the put option was exercised and the Partnership transferred its entire interest in the Local Partnership to the Local General Partner for $1. The Partnership no longer has an interest in this Property. This sale resulted in taxable income of $1,056,194, or $11 per Unit.

As previously reported, Fox Run, located in Victoria, Texas experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999, in order to minimize risk to the Partnership, in late August 2004 the Managing General Partner decided to transfer the Partnership's interest to a third party in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. The Partnership will no longer have an interest in this Property once the U.S. Department of Housing and Urban Development approves the transfer, which is expected during 2005. This sale resulted in taxable income projected to be approximately $1 million, or $10 per Unit.

As previously reported, in 2003, the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In June 2004, the Local General Partner received an offer from a third party buyer that was subsequently increased as a result of an updated market valuation. On March 8, 2005, the Property was sold and the Partnership will receive approximately $2.9 million in sales proceeds during the second quarter of 2005. This sale resulted in taxable income of approximately $3.6 million or $36 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, Ashley Place, located in Orlando, Florida, reached the end of its Compliance Period on December 31, 2004. As a result, the Managing General Partner was interested in selling the Partnership's interest in the Property. Two real estate brokers with experience in multifamily property sales were hired to do an appraisal of the Property. Their appraisals ranged from approximately $4.1 million to $4.34 million. The Managing General Partner and the Local General Partner agreed that the Partnership would transfer its interest in the Property to the Local General Partner for $210,000. This would result in the Partnership receiving the same level of proceeds as it would if the Property were sold to a third party at a price of $4.34 million. On December 21, 2004, the Property was sold to the Local General Partner and $210,000 was received by the Partnership. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of $899,419, or approximately $9 per Unit.

Columbia Townhouses, located in Burlington, Iowa, reached the end of its Compliance Period on December 31, 2004. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the Property. As a result, the Managing General Partner obtained a put option agreement with the Local General Partner that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for $1. Therefore, effective January 25, 2005, the put option was exercised and the Partnership transferred its entire interest in the Property to the Local General Partner for $1. The Partnership no longer has an interest in this Property. This sale resulted in taxable income projected to be approximately $420,000, or $4 per Unit.

Inflation and other economic factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2005 and 2004.

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

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

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



Item 8B.  Other Information

No Reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.


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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:
                                                   Amount
Title of              Name and Address of       Beneficially        Percent
 Class                 Beneficial Owner            Owned            of Class

Limited               AMP, Incorporated         10,000 Units          10%
Partner               P.O. Box 3608
                      Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2005. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2005 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2005 are as follows:

                                                   2005             2004
                                               --------------   --------------

     Asset management fees                     $   235,554      $   383,316

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:


                                                        2004             2003
                                                     ---------      -----------

     Salaries and benefits expense reimbursements  $   420,610      $   449,153

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2005 is presented in Note 4 to the Financial Statements.


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

(b)   Exhibits

       31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002







Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:
                                                  2005              2004
                                                ---------         --------

     Audit fees                                 $  23,750         $ 26,320
     Tax fees                                   $   1,950         $  1,850

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                              Date:    July 13, 2005
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    July 13, 2005
           ---------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                     Date:   July 13, 2005
           -----------------------------                       -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2005

                                      Index


                                                                             Page No.

Report of Independent Registered Public Accounting Firm
    For the years ended March 31, 2005 and 2004                                   F-2

Financial Statements

     Balance Sheet - March 31, 2005                                               F-3

     Statements of Operations - For the years ended
       March 31, 2005 and 2004                                                    F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2005 and 2004                 F-5

     Statements of Cash Flows - For the years ended
       March 31, 2005 and 2004                                                    F-6

     Notes to the Financial Statements                                            F-7

  Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership III


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership III ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                                  BALANCE SHEET
                                 March 31, 2005



Assets

Cash and cash equivalents                                                                        $     890,729
Investments in Local Limited Partnerships (Note 3)                                                   3,610,242
Accounts receivable (Note 3)                                                                         2,948,404
                                                                                                 -------------
     Total Assets                                                                                $   7,449,375
                                                                                                 =============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                        $   2,250,409
Accrued expenses                                                                                       369,844
                                                                                                 -------------
     Total Liabilities                                                                               2,620,253

General, Initial and Investor Limited Partners' Equity                                               4,829,122
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $   7,449,375
                                                                                                 =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004



                                                                                     2005             2004
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      11,154    $      10,613
   Other                                                                              114,745          109,416
                                                                                -------------    -------------
     Total Revenue                                                                    125,899          120,029
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 4)                                         235,554          383,316
   Provision for valuation of advances to Local Limited Partnerships,
     net of recovery (Note 3)                                                               -          161,748
   General and administrative (includes reimbursements
     to affiliates of $420,610 and $449,153 in 2005 and
     2004, respectively) (Note 4)                                                     711,247          651,923
   Recovery of prior years' provision for valuation of advances to
     Local Limited Partnerships, net of current year provision (Note 3)              (780,518)                -
   Amortization                                                                        25,465           45,520
   Interest                                                                             4,500            6,000
                                                                                -------------    -------------
     Total Expenses                                                                   196,248        1,248,507
                                                                                -------------    -------------

Loss before equity in losses of Local Limited Partnerships and
   gain on sale of investments in Local Limited Partnerships                          (70,349)      (1,128,478)

Equity in losses of Local Limited Partnerships (Note 3)                              (901,753)      (1,464,878)

Gain on sale of investments in Local Limited Partnerships (Note 3)                  5,346,434           40,000
                                                                                -------------    -------------

Net Income (Loss)                                                               $   4,374,332    $  (2,553,356)
                                                                                =============    =============

Net Income (Loss) Allocated:
   General Partners                                                             $      43,743    $     (25,534)
   Limited Partners                                                                 4,330,589       (2,527,822)
                                                                                -------------    -------------
                                                                                $   4,374,332    $  (2,553,356)
                                                                                =============    =============

Net Income (Loss) per Limited Partner Unit
    (100,000 Units)                                                             $       43.31    $      (25.28)
                                                                                =============    =============




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2005 and 2004



                                                           Initial     Investor          Net
                                             General       Limited      Limited      Unrealized
                                            Partners      Partners     Partners         Gains          Total
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2003                 $  (845,763)    $  5,000   $   3,848,909   $     2,551  $   3,010,697
                                          -----------     --------   -------------   -----------  -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                             -            -               -        (2,551)        (2,551)
   Net Loss                                   (25,534)           -      (2,527,822)            -     (2,553,356)
                                          -----------     --------   -------------   -----------  -------------
Comprehensive Loss                            (25,534)           -      (2,527,822)       (2,551)    (2,555,907)
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2004                    (871,297)       5,000       1,321,087             -        454,790

Net Income                                     43,743            -       4,330,589             -      4,374,332
                                          -----------     --------   -------------   -----------  -------------

Balance at March 31, 2005                 $  (827,554)    $  5,000   $   5,651,676   $         -  $   4,829,122
                                          ===========     ========   =============   ===========  =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004



                                                                                 2005            2004
                                                                           -------------     -------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $   4,374,332     $  (2,553,356)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              901,753         1,464,878
     Gain on sale of investments in Local Limited Partnerships                (5,346,434)          (40,000)
     Provision for valuation of advances to Local Limited Partnerships,
       net of recovery                                                                 -           161,748
     Recovery of prior years' provision for valuation of advances to
       Local Limited Partnerships, net of current year provision                (780,518)                -
     Amortization                                                                 25,465            45,520
     Cash distributions included in net income/loss                             (113,829)         (109,416)
     Other non-cash item                                                            (916)            2,856
     Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Other assets                                                                  127             4,139
       Due to affiliate                                                       (1,843,836)         (367,530)
       Accrued expenses                                                          (37,752)            1,511
                                                                           -------------     -------------
Net cash used for operating activities                                        (2,821,608)       (1,389,650)
                                                                           -------------     -------------

Cash flows from investing activities:
   Proceeds from maturities of marketable securities                                   -           200,000
   Advances to Local Limited Partnerships                                       (197,078)         (163,018)
   Reimbursement of advances to Local Limited Partnerships                       977,596             1,270
   Cash distributions received from Local
     Limited Partnerships                                                        228,356         1,198,124
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                      2,438,030                 -
                                                                           -------------     -------------
Net cash provided by investing activities                                      3,446,904         1,236,376
                                                                           -------------     -------------

Cash flows from financing activities:
   Repayment of note payable, affiliate                                         (101,564)         (413,404)
                                                                           -------------     -------------
Net cash used for financing activates                                           (101,564)         (413,404)
                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents                             523,732          (566,678)

Cash and cash equivalents, beginning                                             366,997           933,675
                                                                           -------------     -------------

Cash and cash equivalents, ending                                               $890,729    $     366,997
                                                                                ========    =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $4,500      $     6,000
                                                                                ======      ===========



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

The Certificate and Agreement of Limited Partnership ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit (Gross Proceeds is $100,000,000), adjusted for certain discounts. The Partnership raised $99,610,000, net of discounts of $390,000, through the sale of 100,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on May 30, 1989. No further sale of Units is expected.

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2005, $890,729 of cash and cash equivalents has been designated as Reserves.

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

Concentration of Credit Risk

The Partnership invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

Marketable Securities

The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. unrealized gains and losses are excluded from earnings and reported as aseperate component of partners' equity.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($3,610,242 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.       Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  38,561,858

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $54,242,578)                                       (29,548,704)

Cumulative cash distributions received from Local Limited Partnerships                              (3,945,903)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                         5,067,251

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     2,943,483

   Cumulative amortization of acquisition fees and expenses                                           (962,486)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                7,048,248

Impairment allowance on investments in Local Limited Partnerships                                   (3,438,006)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $   3,610,242
                                                                                                 =============


For the year ended March 31, 2005, the Partnership advanced $197,078 to two of the Local Limited Partnerships, all of which was impaired. In addition, $977,596 was reimbursed from two Local Limited Partnerships relating to advances made in previous years. The Partnership has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2004 and 2003 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2004                2003
                                                                           ---------------     ---------------
Assets:
   Investment property, net                                                $    68,103,190     $    86,714,637
   Other assets                                                                  8,977,766          12,139,087
                                                                           ---------------     ---------------
       Total Assets                                                        $    77,080,956     $    98,853,724
                                                                           ===============     ===============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                  $   115,821,509     $   135,033,966
   Other liabilities                                                            13,503,983          21,088,894
                                                                           ---------------     ---------------
       Total Liabilities                                                       129,325,492         156,122,860
                                                                           ---------------     ---------------

Partnership's deficiency                                                       (53,556,990)        (56,916,075)
Other partners' equity (deficiency)                                              1,312,454            (353,061)
                                                                           ---------------     ---------------
       Total Partners' Deficiency                                              (52,244,536)        (57,269,136)
                                                                           ---------------     ---------------
       Total Liabilities and Partners' Deficiency                          $     77,080,956    $     98,853,724
                                                                           ================    ================


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized Income Statements - for
the year ended December 31,
                                                                                  2004                2003
                                                                           ---------------     ---------------

Rental and other revenue                                                   $    21,421,414     $    24,693,421
                                                                           ---------------     ---------------

Expenses:
   Operating                                                                    15,366,517          16,710,801
   Interest                                                                      7,248,465           9,351,009
   Depreciation and amortization                                                 4,787,883           5,848,969
                                                                           ---------------     ---------------
     Total Expenses                                                             27,402,865          31,910,779
                                                                           ---------------     ---------------

Net Loss                                                                   $    (5,981,451)    $    (7,217,358)
                                                                           ===============     ===============

Partnership's share of Net Loss                                            $    (5,897,987)    $    (6,865,190)
                                                                           ===============     ===============
Other partners' share of Net Loss                                          $       (85,992)    $      (354,688)
                                                                           ===============     ===============



For the years ended March 31, 2005 and 2004, the Partnership has not recognized $5,018,254 and $5,409,349, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $22,020 and $9,037 were included in losses recognized in the years ended March 31, 2005 and 2004, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($53,556,990) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $5,067,251 primarily because of cumulative unrecognized losses as described above, advances and notes receivable to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and eleven Local Limited Partnerships whose investments were sold in the quarter ended March 31, 2005 are included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2004.

The Partnership's interests in thirteen of its investments in Local Limited Partnerships were sold during the year ended March 31, 2005, resulting in a gain of $5,346,434. Proceeds relating to these transactions in the amounts of $2,948,404 remain outstanding at March 31, 2005. The amount outstanding at March 31, 2005 was paid on April 20, 2005.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $235,554 and $383,316 for the years ended March 31, 2005 and 2004, respectively. As of March 31, 2005, $594,914 is payable for Asset Management Fees. During the years ended March 31, 2005 and 2004, $2,500,000 and $800,000, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $420,610 and $449,153, respectively, that the Partnership has incurred for these expenses. As of March 31, 2005, $1,655,495 is payable to an affiliate of the Managing General Partner for salaries and benefits.

An affiliate of the Managing General Partner has made a commitment to defer collection of past or future Asset Management Fees and reimbursement of operating expenses to the extent necessary to cover operating deficits of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2005 and 2004 to the net income
(loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:


                                                                                     2005              2004
                                                                                --------------   --------------

Net Income (Loss) per financial statements                                      $    4,374,332   $   (2,553,356)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses
   for tax (financial reporting) purposes                                             (487,473)         182,363

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                 (4,996,234)      (5,400,312)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                    (27,637)         (31,442)

Amortization not deductible for tax purposes                                            25,465           45,520

Provision for valuation of advances to Local Limited Partnerships,
   net of recovery not deductible for tax purposes                                           -          161,748

Recovery of prior years' provision for valuation of advances to Local Limited
   Partnerships, net of current year provision not
   deductible for tax purposes                                                        (780,518)               -

Gain on sale of investments in Local Limited Partnerships for tax
   purposes in excess of gain on sale for financial reporting purposes               3,679,151          839,605

Cash distributions included in net income (loss) for financial
   reporting purposes                                                                 (113,829)        (109,416)
                                                                                --------------   --------------

Net Income (Loss) per tax return                                                $    1,673,257   $   (6,865,290)
                                                                                ==============   ==============



The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:



                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes            Differences
                                                       ------------        --------------      ---------------

   Investments in Local Limited Partnerships           $  3,610,242        $  (37,986,985)     $   41,597,227
                                                       ============        ==============      ==============
   Other assets                                        $  3,839,133        $   12,414,710      $   (8,575,577)
                                                       ============        ==============      ==============
   Liabilities                                         $  2,620,253        $    5,073,993      $   (2,453,740)
                                                       ============        ==============      ==============



The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $59,435,000 greater than for financial reporting purposes, including approximately $54,243,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $3,438,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $962,000; (iv) the sale of investments in eleven Local Limited Partnerships during the quarter ended March 31, 2005 resulted in the removal from investments in Local Limited Partnerships of approximately $12,964,000 for financial reporting purposes (v) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (vi) the payment of $2,500,000 in Asset Management Fees in the quarter ended March 31, 2005.