Form 10QSB
period 2005-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2005-08-15
CIK 839345

August 15, 2005


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 01-18462


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

For the quarterly period ended         June 30, 2005
                                       --------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from           to



                         Commission file number 01-18462

             Boston Financial Qualified Housing Tax Credits L.P. III
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                        04-3032106
----------------------------------------        ---------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)


   101 Arch Street, Boston, Massachusetts           02110-1106
--------------------------------------------      -------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                     -------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2005 and 2004                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2005                             3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2005 and 2004                                          4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Controls and Procedures                                                             14

PART II - OTHER INFORMATION

Items 1-6                                                                                    15

SIGNATURE                                                                                    16

CERTIFICATIONS                                                                               17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     3,742,583
Investments in Local Limited Partnerships (Note 1)                                                      2,908,555
                                                                                                  ---------------
   Total Assets                                                                                   $     6,651,138
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $     2,150,712
Accrued expenses                                                                                          386,319
                                                                                                  ---------------
   Total Liabilities                                                                                    2,537,031

General, Initial and Investor Limited Partners' Equity                                                  4,114,107
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     6,651,138
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                 2005                     2004
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         15,634         $           842
   Other                                                                             16,778                  43,543
                                                                           ----------------         ---------------
     Total Revenue                                                                   32,412                  44,385
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate                                                  47,124                  53,557
   Provision for valuation of advances to Local Limited Partnerships                      -                  31,845
   General and administrative (includes reimbursements
     to an affiliate in the amount of $53,180 and
     $121,892 in 2005 and 2004, respectively)                                       131,423                 165,533
   Amortization                                                                       2,031                  11,380
   Interest                                                                               -                   1,500
                                                                           ----------------         ---------------
     Total Expenses                                                                 180,578                 263,815
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                         (148,166)               (219,430)

Equity in losses of Local Limited Partnerships (Note 1)                            (125,771)               (339,831)

Loss on sale of investments in Local Limited Partnerships (Note 1)                 (441,078)                      -
                                                                           ----------------         ---------------

Net Loss                                                                   $       (715,015)        $      (559,261)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (7,150)        $        (5,593)
   Limited Partners                                                                (707,865)               (553,668)
                                                                           ----------------         ---------------
                                                                           $       (715,015)        $      (559,261)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (100,000 Units)                                                         $          (7.08)        $         (5.54)
                                                                           ================         ===============



   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)



                                                                Initial           Investor
                                            General             Limited            Limited
                                           Partners            Partners           Partners              Total


Balance at March 31, 2005                $    (827,554)     $        5,000     $    5,651,676      $    4,829,122

Net Loss                                        (7,150)                  -           (707,865)           (715,015)
                                         -------------      --------------     --------------      --------------

Balance at June 30, 2005                 $    (834,704)     $        5,000     $    4,943,811      $    4,114,107
                                         =============      ==============     ==============      ==============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                  2005              2004
                                                                              -------------    ---------

Net cash used for operating activities                                        $    (246,135)   $      (38,012)

Net cash provided by investing activities                                         3,097,989            11,698

Net cash used for financing activates                                                     -          (101,564)
                                                                              -------------    --------------

Net increase (decrease) in cash and cash equivalents                              2,851,854          (127,878)

Cash and cash equivalents, beginning                                                890,729           366,997
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $   3,742,583    $      239,119
                                                                              =============    ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $           -    $        1,500
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    34,173,063

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $55,203,103)                                                                  (26,489,747)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,963,188)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              4,720,128

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,336,493

   Cumulative amortization of acquisition fees and expenses                                                (710,060)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     6,346,561

Impairment allowance on investments in Local Limited Partnerships                                        (3,438,006)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     2,908,555
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

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $1,069,518. For the three months ended June 30, 2005, the Partnership has not recognized $953,548 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $9,801 were included in losses recognized in the three months ended June 30, 2005.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the three months ended June 30, 2005, resulting in a loss of $441,078.

2.   Significant Equity Investee

Three Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships performance for the three months ended March 31, 2005 and 2004:


         Quartermill                                                       2005              2004
         -----------                                                   -------------    -------------
         Revenue                                                       $     469,100    $     458,000
         Net Loss                                                      $     (80,300)   $     (65,000)

         Riverfront
         Revenue                                                       $     427,200    $     429,000
         Net Loss                                                      $     (28,900)   $     (12,000)

         Elver Park III
         Revenue                                                       $      89,700    $     103,073
         Net Loss                                                      $      (8,900)   $        (893)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($2,908,555 at June 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $2,851,854 for the three months ended June 30, 2005. This increase is attributable proceeds received from the sale of an investment in Local Limited Partnership in the previous quarter and cash distributions received from Local Limited Partnerships, somewhat offset by cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2005, $3,742,583 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,328,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,884,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

For the three months ended June 30, 2005, the Partnership's operations resulted in a net loss of $715,015 as compared to a net loss of $559,261 for the same period in 2004. The increase in net loss is primarily due to an increase in loss on sale of investments in Local Limited Partnerships and a decrease in other income, somewhat offset by a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative costs. The increase in loss on sale of investments in Local Limited Partnerships is due to the sale of four Local Limited Partnership's during the three months ended June 30, 2005. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in equity in losses of Local Limited Partnership's is primarily due to the Partnership disposing of its interest in four Local Limited Partnerships during the three months ended June 30, 2005. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the General Partner for operations and administrative expenses necessary for the operation of the Partnership. Charges due to an affiliate of the General Partner decreased due to a reduction in the number of Local Limited Partnerships invested in by the Partnership. The decrease in charges due to an affiliate of the General Partner was partially of set by an increase in legal expenses associated with ligitgation in which the Parnership is currently involved.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2006, the Compliance Period of the eighteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in seven Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Four of the Local Limited Partnerships in which the Partnership had an investment were sold during the quarter ended June 30, 2005. In addition, one Local Limited Partneships was sold on July 15, 2005

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest in Poplar Village, located in Cumberland, Kentucky to the unaffiliated entity or its designee. The Managing General Partner has the right to put its interest in the Property at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from the Local Limited Partnership interest.

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

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter 2004, reducing the interest rate from 8% to 6%, which should significantly improve the Property's future operating performance. The Property operated slightly above breakeven during 2004. The Property no longer generates Tax Credits and the Compliance Period expired on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Property with the Local General Partner. The put agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Property. The Local General Partner received approval for a refinancing of the Property from the U.S. Department of Housing and Urban Development ("HUD") and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Property any time after December 31, 2003, when the Compliance Period expired. Part of the agreement also includes repayment of the Partnership's $50,000 loan.

As previously reported, during 1995, the Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Property. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Property from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority, and the Partnership received net proceeds of $208,000 for this Local General Partner interest. The Partnership will receive an additional $200,000 for this interest in January 2006, after the Property's Compliance Period ends on December 31, 2005 and after the Partnership exercises its put agreement to transfer the Partnership's interest in the Property to the Temple Housing Authority affiliate.

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four Properties and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Managing General Partner and the Local General Partner also entered into a call and put option whereby the Local General Partner received a call option at the end of the Compliance Period for a nominal amount. If the call was not exercised within a 6-month period, the Partnership had the option to put its interest to the Local General Partner. The expiration of the Compliance Period was no later than December 31, 2004 for any of the four Properties. Effective May 31, 2005, the Partnership's interests in all four Properties were transferred to the Local General Partner. The Partnership no longer has an interest in these four Properties. These sales resulted in taxable income projected to be approximately $1,320,000, or $13 per Unit.

As previously reported, Fox Run, located in Victoria, Texas experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999 and in order to minimize risk to the Partnership, the Managing General Partner decided in late August 2004 to transfer the Partnership's interest to a third party in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. The Partnership no longer has an interest in this Property, as HUD approved the transfer effective July 15, 2005. This sale resulted in taxable income projected to be approximately $1 million, or $10 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, in 2003, the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In June 2004, the Local General Partner received an offer from a third party buyer that was subsequently increased as a result of an updated market valuation. On March 8, 2005, the Property was sold, and the Partnership received approximately $2.9 million in sales proceeds during the quarter ended June 30, 2005. The Partnership no longer has an interest in this Property. This sale resulted in taxable income of approximately $3.6 million or $36 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Property since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Property to the unaffiliated entity for a nominal amount. This put option agreement is subject to HUD providing approval to a Transfer of Physical Assets application.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls And Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 15, 2005          BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                By:  Arch Street III, Inc.,
                                     its Managing General Partner




                                     /s/Jenny Netzer
                                     Jenny Netzer
                                     Executive Vice President
                                     MMA Financial, LLC