Form 10QSB
period 2005-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2006-02-14
CIK 839345

February 14, 2006


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 01-18462


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

For the quarterly period ended           December 31, 2005
                                      --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------------------------


 Commission file number 01-18462

  Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                   Delaware                       04-3032106
---------------------------------------     ----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
--------------------------------------------      -----------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2005 and 2004                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2005                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2005 and 2004                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    16

SIGNATURE                                                                                    17

CERTIFICATIONS                                                                               18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                         $       720,415
Investment securities, at fair value (Note 1)                                                             718,993
Investments in Local Limited Partnerships (Note 2)                                                      2,812,727
Other assets                                                                                                1,018
                                                                                                  ---------------
   Total Assets                                                                                   $     4,253,153
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $       450,934
Deposit on sale                                                                                             8,333
                                                                                                  ---------------
   Total Liabilities                                                                                      459,267
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,795,843
Net unrealized losses on investment securities                                                             (1,957)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,793,886
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     4,253,153
                                                                                                  ===============


  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
                                                   December 31,         December 31,        December 31,       December 31,
                                                       2005                 2004                2005               2004
                                                 ----------------    ----------------     ---------------    ----------
Revenue
   Investment                                    $         17,418    $          1,083     $        70,037    $          2,821
   Other                                                   52,803              19,939              69,581             114,745
                                                 ----------------    ----------------     ---------------    ----------------
       Total Revenue                                       70,221              21,022             139,618             117,566
                                                 ----------------    ----------------     ---------------    ----------------

Expenses:
   Asset management fees, affiliate                        47,123              71,403             141,371             188,430
   Provision for valuation of advances
     to Local Limited Partnerships (Note 1)                     -            (218,773)                  -            (155,083)
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $125,341 and
     $342,186 in 2005 and 2004,
     respectively)                                        126,213             155,586             373,195             482,452
   Amortization                                             1,689               6,366               5,067              19,099
   Interest                                                     -               1,500                   -               4,500
                                                 ----------------    ----------------     ---------------    ----------------
       Total Expense                                      175,025              16,082             519,633             539,398
                                                 ----------------    ----------------     ---------------    ----------------

Income (Loss) before equity in losses of Local
   Limited Partnerships and gain
   (loss) on disposal/sale of investments in
   Local Limited Partnerships                            (104,804)              4,940            (380,015)           (421,832)

Equity in losses of Local Limited
   Partnerships (Note 2)                                 (119,892)           (231,729)           (247,563)           (686,668)

Gain (loss) on disposal/sale of investments
   In Local Limited Partnerships (Note 2)                  10,872             (52,500)           (405,701)             22,500
                                                 ----------------    ----------------     ---------------    ----------------

Net Loss                                         $       (213,824)   $       (279,289)    $    (1,033,279)   $     (1,086,000)
                                                 ================    ================     ===============    ================

Net Loss allocated:
   General Partners                              $         (2,138)   $         (2,793)    $       (10,333)   $        (10,860)
   Limited Partners                                      (211,686)           (276,496)         (1,022,946)         (1,075,140)
                                                 ----------------    -----------------    ---------------    -----------------
                                                 $       (213,824)   $       (279,289)    $    (1,033,279)   $     (1,086,000)
                                                 ================    ================     ===============    ================

Net Loss Per Limited Partner
   Unit (100,000 Units)                          $         (2.12)    $          (2.76)    $       (10.23)    $         (10.75)
                                                 ===============     ================     ==============     ================



  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)






                                                                                                     Net
                                                               Initial           Investor         Unrealized
                                            General            Limited            Limited           Gains
                                           Partners            Partner           Partners          (Losses)         Total

Balance of March 31, 2005               $     (827,554)    $        5,000     $    5,651,676      $            -     $    4,829,122
                                        --------------     --------------     --------------      ---------------    --------------


Comprehensive Loss:
  Change in net unrealized
     gains on investment
     securities available for sale                   -                  -                  -               (1,957)          (1,957)
  Net Loss                                     (10,333)                 -         (1,022,946)                   -       (1,033,279)
                                        --------------     --------------     --------------       --------------     -------------
  Comprehensive Loss                           (10,333)                 -         (1,022,946)              (1,957)      (1,035,236)
                                        --------------     --------------     --------------       --------------     -------------

Balance at December 31, 2005            $     (837,887)    $        5,000     $    4,628,730       $       (1,957)    $   3,793,886
                                        ==============     ==============     ==============       ==============     =============


  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)





                                                                                  2005             2004
                                                                              -------------   ---------------

Net cash used for operating activities                                        $  (2,614,866)  $      (60,282)

Net cash provided by investing activities                                         2,444,552          377,164

Net cash used for financing activates                                                     -         (101,564)
                                                                              -------------   --------------

Net increase (decrease) in cash and cash equivalents                               (170,314)         215,318

Cash and cash equivalents, beginning                                                890,729          366,997
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $     720,415   $      582,315
                                                                              =============   ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $           -   $        4,500
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partners' equity.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in seventeen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    31,351,363

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $55,479,951)                                                                  (24,018,702)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,509,270)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              4,823,391

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,995,817

   Cumulative amortization of acquisition fees and expenses                                                (618,475)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     6,200,733

Impairment allowance on investments in Local Limited Partnerships                                        (3,388,006)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     2,812,727

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

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $3,511,728. For the nine months ended December 31, 2005, the Partnership has not recognized $3,335,149 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $70,984 were included in losses recognized in the nine months ended December 31, 2005.

The Partnership's interests in six of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2005, resulting in a net loss of $435,977. In addition, the Partnership received additional proceeds from the sale of its interests in Local Limited Partnerships which occurred during the year ended March 31, 2005, resulting in the recognition of a net gain of $30,276.

3.   Significant Equity Investee

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of either December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of these Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

                                                                           2005              2004
                                                                       -------------    -------------
         Quartermill Associates, Limited Partnership
         Revenue                                                       $     535,938    $     493,393
         Net Loss                                                      $     (47,534)   $     (36,881)

         Riverfront Apartments, Limited Partnership
         Revenue                                                       $     433,650    $     425,694
         Net Loss                                                      $     (40,435)   $     (24,578)

         Ashley Place, Ltd.
         Revenue                                                       $         N/A    $     180,587
         Net Loss                                                      $         N/A    $     (17,546)

         Willow Lake Partners II, Limited Partnership
         Revenue                                                       $         N/A    $     169,213
         Net Loss                                                      $         N/A    $     (52,966)

         The Temple - Kyle, Limited Partnership
         Revenue                                                       $         N/A    $      90,039
         Net Loss                                                      $         N/A    $     (30,024)

         Elver Park Limited Partnership II
         Revenue                                                       $         N/A    $     105,592
         Net Loss                                                      $         N/A    $        (468)

         Elver Park Limited Partnership III
         Revenue                                                       $         N/A    $      86,342
         Net Loss                                                      $         N/A    $     (27,349)











4.   Reclassifications

Certain reclassifications regarding provision for valuation of advances to Local Limited Partnerships have been made to prior period financial statements to conform to the current period presentation.

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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($2,812,727 at December 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $170,314 for the nine months ended December 31, 2005. This decrease is attributable to cash used for operation and purchases of investment securities, offset by proceeds received from the sales of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships. Cash used for operations includes $736,285 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2005, $1,439,408 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,355,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Partnership has advanced approximately $1,528,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,558,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. During 2006, the Managing General Partner will continue to monitor the Partnership's Reserve levels to determine whether amounts of available cash, due in large part to proceeds from the disposition of Local Limited Partnerships, exceed reasonably necessary levels. If so, a distribution to Limited Partners may be warranted. However, there can be no assurances as to the amounts or timing of such a distribution.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended December 31, 2005, the Partnership's operations resulted in a net loss of $213,824 as compared to a net loss of $279,289 for the same period in 2004. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships and an increase in gain on disposal of investments in Local Limited Partnerships. These are partially offset by a decrease in recovery of provision for valuation of advances to Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing losses in the quarter ended December 2004 relating to Local Limited Partnerships that were written off in the quarter ended December 2005. The increase in gain on disposal of investments in Local Limited Partnerships is due to an increase in distributions from written off Local Limited Partnerships. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2004 made to Local Limited Partnerships in previous years, net of advances.

Nine Month Period

For the nine months ended December 31, 2005, the Partnership's operations resulted in a net loss of $1,033,279 as compared to a net loss of $1,086,000 for the same period in 2004. The decrease in net loss is due to a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and an increase in investment revenue offset by an increase in loss on disposal of investments in Local Limited Partnerships and a decrease in recovery of provision for valuation of advances to Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to one Local Limited Partnership where cumulative equity in losses and cumulative distributions have exceeded its total investment and the Partnership recognizing losses in the nine months ended December 2004 relating to Local Limited Partnerships that were written off in the nine months ended December 2005. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for administrative expenses necessary for the operation of the Partnership partially offset by increased legal expenses associated with litigation in which the Partnership is involved. The increase in investment revenue is due to an increase in cash due to the sales of interests in Local Limited Partnerships which is invested in investment securities. The increase in loss on disposal of investments in Local Limited Partnerships is due to the transfer of six Local Limited Partnerships during the current year. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2004 made to Local Limited Partnerships in previous years, net of advances.

Portfolio Update

As of December 31, 2005, the Partnership's investment portfolio consisted of limited partnership interests in seventeen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. The Partnership's interests in four Local Limited Partnership's were transferred on January 1, 2006 and another interest was disposed of through an outright sale of a property in January 2006. Therefore, the Partnership's investment portfolio consists of Partnership interests in twelve Local Limited Partnerships. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the thirteen Properties in which the Partnership has an interest either have already expired or will expire by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

generate any material cash distributions to the Partnership. Six of the Local Limited Partnerships in which the Partnership had an investment were sold during the nine months ended December 31, 2005.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II,
Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.

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

Property Discussions

All but one Property in which the Partnership has an interest have stabilized operations and operated above break-even as of September 30, 2005. One Property generates cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, by January 2006, the Managing General Partner negotiated an agreement in the form of a Contingent Note with an unaffiliated entity in exchange for the Partnership's interest in five Local Limited Partnerships:
Lexington, Fulton, Eaglewood, Kirkendall Heights and Briarwood II. The put option agreements that were exercised on the five properties effecting the transfer of the Partnership's interests resulted in the Partnership acquiring a contingent note which provided for 50% of all future net cash receipts from such Local Limited Partnership interests. On September 15, 2005 the Partnership received $10,415 in exchange for the sale of the Contingent Notes, as the Managing General Partner deemed the potential value of 50% of all future net cash receipts to be immaterial. This transaction resulted in taxable income of $10,415, or approximately $0.08 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest in Poplar Village, located in Cumberland, Kentucky, to the unaffiliated entity or its designee. The Managing General Partner had the right to put its interest in the Local Limited Partnership at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from the Local Limited Partnership interest. However, on September 15, 2005, the Partnership renegotiated the put option entered into with the previously mentioned unaffiliated third party instead. Effective January 1, 2006, the Partnership put its interest in Poplar Village to an unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a Contingent Note. This transfer is projected to result in

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

taxable income of approximately $341,000 or $3 per Unit. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is currently expected to occur in 2007 and 2008 for Shoreline and Waterfront, respectively.

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

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter of 2004, reducing the

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

interest rate from 8% to 6%, which significantly improved the Property's operating performance. The Property operated slightly above breakeven during 2004. The Property no longer generates Tax Credits and the Compliance Period expired on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The put agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Local Limited Partnership. The Local General Partner received approval for a refinancing of the Property from the U.S. Department of Housing and Urban Development ("HUD") and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Local Limited Partnership any time after December 31, 2003, when the Compliance Period expired. The Partnership executed its put option, effectively disposing of its interest on November 4, 2005. Part of the agreement included repayment of the Partnership's $50,000 loan, the repayment of which would be waived by the Managing General Partner if the Local General Partner is successful in obtaining HUD approval of the Transfer of Physical Asset application.

As previously reported, during 1995 Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. The Managing General Partner will continue in its attempts to dispose of the Partnership's interest in the Local Limited Partnership. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Local Limited Partnership from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority, and the Partnership received net proceeds of $208,000 for this Local General Partner interest. At that time, a put option agreement was entered into between the Partnership and the Temple Housing Authority that could be exercised any time subsequent to the end of the Property's Compliance Period. The Partnership exercised its put option, transferring its interest in the Local Limited Partnership on January 1, 2006. The Partnership received $206,155 for this interest in January 2006. The Property's Compliance Period ended on December 31, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This transfer is projected to result in a taxable loss of approximately $649,000 or $6 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, also located in Madison, Wisconsin, in which the Partnership had an interest but had enjoyed stable operations for the last several quarters. The Managing General Partner agreed to the refinancing of all four

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Properties, and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Managing General Partner and the Local General Partner also entered into call and put options whereby the Local General Partner received call options at the end of the Compliance Period for the Local Limited Partnerships for a nominal amount. If the calls were not exercised within a six month period, the Partnership had the option to put its interests to the Local General Partner. The expiration of the Compliance Periods was no later than December 31, 2004 for any of the four Properties. Effective May 31, 2005, the Partnership's interests in all four Local Limited Partnerships were transferred to the Local General Partner. The Partnership no longer has an interest in these four Local Limited Partnerships. These sales resulted in taxable income projected to be approximately $1,320,000, or $13 per Unit.

As previously reported, Fox Run Housing, located in Victoria, Texas, experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999 and in order to minimize risk to the Partnership, the Managing General Partner decided in late August 2004 to transfer the Partnership's interest to an unaffiliated third party in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. On September 15, 2005, the Partnership, in exchange for the sale of the Contingent Note, received $2,083 from the previously mentioned unaffiliated third party. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership, as HUD approved the transfer effective July 15, 2005. This sale resulted in taxable income projected to be approximately $1 million, or $10 per Unit.

As previously reported, in 2003 the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In September 2004, the Local General Partner received an offer from a third party buyer that was subsequently higher than the 2003 appraisal as a result of an updated market valuation. On March 8, 2005, the Property was sold, and the Partnership received approximately $2.9 million in sales proceeds during the six months ended September 30, 2005. This sale resulted in taxable income of approximately $3.6 million, or $36 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

On September 15, 2005, the Partnership effectively disposed of its interests in Elmwood Delmar when the fund received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this transfer in Reserves. This transfer of Partnership interest will result in a 2005 taxable income projected to be approximately $928,000, or $9 per Unit. Upon HUD's approval to a Transfer of Physical Assets application the Partnership will then have the ability to finalize the transfer of its interest in this Local Limited Partnership to the third party.

As previously reported, the Managing General Partner has reached an agreement with the Local General Partner of West Dade and West Dade II, located in Miami, Florida, to sell the Partnership's interests in both Properties. However, approval to a Modified Transfer of Physical Assets application is required from HUD that may delay the actual transfer until the middle of 2006. It is estimated that this pending transfer will result in a cash distribution to the Partnership of approximately $1,500,000, or $15 per Unit, which would be retained in Reserves in accordance with and as permitted by the Partnership Agreement. The transfer of interest would result in taxable income currently projected to be approximately $3,500,000, or $35 per Unit.

Effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Altheimer, located in Altheimer, Arizona and Heather Oaks, located in Oak Grove, Missouri, for approximately $2,100 each. The Managing General Partner determined that these Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships for $2,100 per property was in the best interest of the Partnership. These transfers are expected to result in taxable income projected to be approximately $193,000 and $151,000 for Altheimer and Heather Oaks, respectively, or a combined $3 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these two Properties.

An agreement has been reached, between the Managing General Partner and the Local General Partner of Diversey Square, located in Chicago, Illinois on the disposition of the Partnership's interest during the first half of 2006. This disposition will ultimately require HUD's approval of the Transfer of Physical Asset application.

Quartermill, located in Richmond, Virginia, was sold in January 2006, resulting in net sales proceeds to the Partnership of $7,291,096 or approximately $73 per Unit. This sale is expected to result in taxable income projected to be approximately $7,700,000 or $77 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

The Managing General Partner and Local Limited Partner have begun exploring an exit strategy that would allow for a 2006 disposal of the Partnership's interest in Wood Creek, located in Calcium, New York.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2006          BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                  CREDITS L.P. III

                                  By:  Arch Street III, Inc.,
                                  its Managing General Partner




                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Executive Vice President
                                  MMA Financial, LLC