Form 10KSB
period 2006-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2006-06-29
CIK 839345

June 28, 2006


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Annual Report on Form 10-KSB for Year Ended March 31, 2006 File Number 01-18462


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

                                   FORM 10-KSB
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended      March 31,  2006
                            ---------------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------    ------------------

                        Commission file number 01-18462

 Boston Financial Qualified Housing Tax Credits   L.P.   III
 (Exact name of registrant as specified in its charter)

                  Delaware                            04-3032106
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts              02110-1106
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (617) 439-3911
                                                     -----------------------


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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $99,610,000 as of March 31, 2006
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS
INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.


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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12




             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-19
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-20

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-20
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-20
   Item 7     Financial Statements and Supplementary Data              K-28
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-28
   Item 8A    Controls and Procedures                                  K-28
   Item 8B    Other Information                                        K-28

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-28
   Item 10    Management Remuneration                                  K-29
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-29
   Item 12    Certain Relationships and Related
              Transactions                                             K-30
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-31
   Item 14.   Principal Accountant Fees and Services                   K-31

SIGNATURES                                                             K-32
----------

CERTIFICATIONS                                                         K-34
--------------


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

The Partnership has invested as a limited partner in eleven other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

West Dade                                                Miami, FL                                  12/31/88
West Dade II                                             Miami, FL                                  12/31/88
Regency Square (1)                                       Dayton, OH                                 03/13/89
Westwood Manor (1)                                       Flint, MI                                  02/21/89
Rolling Hills (1)                                        Dayton, OH                                 03/13/89
Boulevard Commons II (1)                                 Chicago, IL                                04/04/89
Boulevard Commons IIA (1)                                Chicago, IL                                04/04/89
Fox Run Housing  (1)                                     Victoria, TX                               04/07/89
Waterfront                                               Buffalo, NY                                04/28/89
Shoreline                                                Buffalo, NY                                04/28/89
Colony Apartments (1)                                    Columbia, SC                               05/19/89
Admiral Court (1)                                        Philadelphia, PA                           06/07/89
Crestwood (1)                                            Bridgeport, TX                             06/05/89
Elmwood Delmar                                           Aurora, CO                                 05/16/89
El Jardin (1)                                            Davie, FL                                  06/14/89
Ashley Place (1)                                         Orlando, FL                                06/23/89
Willowick (1)                                            Gainesville, TX                            06/30/89
Kirkendall Heights (1)                                   Ellsworth, KS                              07/19/89
Bentley Hill (1)                                         Syracuse, KS                               06/30/89
Columbia Townhouses (1)                                  Burlington, IA                             07/28/89
Quartermill (1)                                          Richmond, VA                               08/02/89
Ponca Manor (1)                                          Satanta, KS                                07/28/89
Pearl Place (1)                                          Rossville, KS                              07/28/89
Crown Point (1)                                          Venus, TX                                  08/22/89
Godley Arms (1)                                          Godley, TX                                 08/25/89
Pilot Point (1)                                          Pilot Point, TX                            08/22/89
Sherwood Arms (1)                                        Keene, TX                                  08/22/89
South Holyoke (1)                                        Holyoke, MA                                08/29/89
Walker Woods                                             Dover, DE                                  08/30/89
Lakeway Colony (1)                                       Lake Dallas, TX                            08/30/89
One Main Place (1)                                       Little Elm, TX                             08/22/89
Eaglewood (1)                                            Covington, TN                              09/06/89
Harbour View (1)                                         Staten Island, NY                          09/29/89
Georgetown II                                            Georgetown, DE                             09/28/89
Granite V (1)                                            Boston, MA                                 09/29/89
Garden Plain (1)                                         Garden Plain, KS                           08/09/89
Fulton (1)                                               Fulton, KY                                 10/05/89
Lone Oak (1)                                             Graham, TX                                 10/06/89
Hallet West (1)                                          Hallettsville, TX                          11/20/89
Glenbrook (1)                                            St. Jo, TX                                 10/06/89
Eagles Nest (1)                                          Decatur, TN                                10/06/89
Billings Family (1)                                      Billings, MO                               08/09/89





                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Brownsville (1)                                          Brownsville, TN                            08/09/89
Sunnyhill Villa (1)                                      Wayne, NE                                  08/09/89
Longview (1)                                             Humboldt, KS                               10/13/89
Horseshoe Bend (1)                                       Horseshoe Bend, AR                         08/09/89
Briarwood II (1)                                         Lake Havasua, AZ                           10/04/89
Quail Run (1)                                            Iowa Park, TX                              10/06/89
Smithville (1)                                           Smithville, MO                             08/09/89
Aurora East Apartments (1)                               Denver, CO                                 11/06/89
Elver Park II (1)                                        Madison, WI                                11/09/89
Elver Park III (1)                                       Madison, WI                                11/09/89
Tucson Trails I (1)                                      Madison, WI                                11/22/89
Tucson Trails II (1)                                     Madison, WI                                11/23/89
Pleasant Plaza (1)                                       Malden, MA                                 12/01/89
241 Pine Street (1)                                      Manchester, NH                             12/04/89
Heather Oaks (1)                                         Oak Grove, MO                              11/24/89
Riverfront                                               Sunbury, PA                                12/26/89
Susquehanna View                                         Camp Hill, PA                              12/26/89
Breckenridge (1)                                         Duluth, GA                                 12/19/89
Wood Creek                                               Calcium, NY                                12/15/89
Willow Lake (1)                                          Kansas City, MO                            12/20/89
Ashton Heights (1)                                       Bolivar, MO                                12/15/89
Fouche Valley                                            Perryville, AR                             05/01/90
Altheimer (1)                                            Altheimer, AR                              04/18/90
Kyle Hotel (1)                                           Temple, TX                                 06/12/90
Diversey Square (1)                                      Chicago, IL                                12/01/90
Poplar Village (1)                                       Cumberland, KY                             12/30/90
Lexington (1)                                            Lexington, TN                              12/29/90


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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 21.83%, have AIMCO Properties as Local General Partner; (ii) West Dade LTD, A Limited Partnership and West Dade LTD II, A Limited Partnership, representing 23.78%, have Romat, Inc. and Arbor, Inc., as Local General Partners, respectively, both of which have Aristedes Martinez as principal;
(iii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 24.43%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street III, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street III Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in eleven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits, at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

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



                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

West Dade LTD, A Limited Partnership
West Dade
Miami, FL                   122       $    1,513,936      $  1,513,936    $ 4,016,034           Section 8               98%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                   209            3,039,442         3,039,442      7,777,182           Section 8               96%

Westwood Manor Limited Dividend
  Housing Association L.P. (1)
Westwood Manor
Flint, MI

Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                 142            1,079,318        1,079,318       9,475,509                None               58%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                 472            3,597,307        3,597,307      32,863,612                None              63%






                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Fox Run Housing (1)
Fox Run
Victoria, TX

Boulevard Commons Limited
Partnership II (1)
Boulevard Commons II
Chicago, IL

The Colony Apartments, L.P.
A Limited Partnership (1)
Colony Apartments
Columbia, SC

Boulevard Commons Limited
Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
A Florida Limited Partnership (1)
Ashley Place
Orlando, FL

Admiral Housing Limited Partnership (1)
Admiral Court
Philadelphia, PA






                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Prarieland Property of Syracuse, L.P. (1)
Bentley Hill
Syracuse, KS

El Jardin of Davie, Ltd. (1)
El Jardin
Davie, FL

EDM Housing Associates LTD
(A Limited Partnership)
Elmwood Delmar
Aurora, CO                        96     1,102,025        1,102,025        2,996,744           Section 8             100%

Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P. (1)
Kirkendall Heights
Ellsworth, KS

Prairieland Properties of Satanta, L.P. (1)
Ponca Manor
Satanta, KS




                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Rossville Senior Housing, L.P. (1)
Pearl Place
Rossville, KS

Columbia Townhouse Associates, L.P. (1)
Columbia Townhouses
Burlington, IA

Quartermill Associates, L.P.
(A Virginia Limited Partnership) (1)
Quartermill
Richmond, VA

One Main Place Housing
Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
Associates, LTD (1)
Sherwood Arms
Keene, TX

Crown Point Housing
Associates, LTD
A Texas Limited Partnership (1)
Crown Point
Venus, TX




                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Godley Arms Housing
Associates, LTD (1)
Godley Arms
Godley, TX

South Holyoke Limited Partnership (1)
South Holyoke
Holyoke, MA

Harbour View
(A Limited Partnership) (1)
Harbour View
Staten Island, NY

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                      52          1,452,380     1,452,380        2,190,650                None             87%

Lakeway Colony Housing
Associates, LTD (1)
Lakeway Colony
Lake Dallas, TX

Eaglewood VIII, L.P.
(A Limited Partnership) (1)
Eaglewood
Covington, TN

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                 50          1,200,000     1,200,000        1,736,302                None             96%





                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

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

Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX

West Hallettsville Housing
Associates, LTD (1)
Hallet West
Hallettsville, TX

Glenbrook Housing Associates, LTD (1)
Glenbrook
St. Jo, TX

Eagles Nest Housing
Associates, LTD (1)
Eagles Nest
Decatur, TX



                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

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

Longview Apartments, L.P. (1)
Longview
Humbolt, KS

Horseshoe Bend Associates I, L.P. (1)
Horseshoe Bend
Horseshoe Bend, AR

Briarwood Associates II, L.P. (1)
Briarwood II
Lake Havasua, AZ

North Quail Run Housing
Associates, LTD (1)
Quail Run
Iowa Park, TX





                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Smithville Rural Housing
(A Limited Partnership) (1)
Smithville
Smithville, MO

Aurora Properties, LTD
(A Limited Partnership) (1)
Aurora East Apartments
Denver, CO

Elver Park Limited Partnership II (1)
Elver Park II
Madison, WI

Elver Park Limited Partnership III (1)
Elver Park III
Madison, WI

Tuscon Trails Limited Partnership I (1)
Tuscon Trails I
Madison, WI

Tuscon Trails Limited Partnership II (1)
Tuscon Trails II
Madison, WI

Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA




                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
Oak Grove, L.P. (1)
Heather Oaks
Oak Grove, MO

Wood Creek Associates
(A New York Limited Partnership)
Wood Creek
Calcium, NY                     104       1,850,000     1,850,000        2,556,957                None             100%

Breckenridge Creste Apartments, L.P. (1)
Breckenridge
Duluth, GA

Willow Lake Partners II, L.P.
(A Limited Partnership) (1)
Willow Lake
Kansas City, MO

Bolivar Senior Housing, L.P. (1)
Ashton Heights
Bolivar, MO

Lexington Associates I L.P.
(A Limited Partnership) (1)
Lexington Civic
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                    199        1,984,908     1,984,908        5,708,953           Section 8               100%



                                             Capital Contributions
Local Limited Partnership                  Total            Paid         Mtge. Loans                             Occupancy at
Property Name                Number of   Committed at      Through        Payable at            Type of             March 31,
Property Location            Apts Units  March 31, 2006  March 31, 2006  December 31, 2005     Subsidy *              2006
 --------------------------- ---------- ---------------- --------------  ---------------     ----------------     -----------

Susquehanna View, L.P.
Susquehanna View
Camp Hill, PA                  201       2,194,314       2,194,314        8,057,193           Section 8               99%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                 20          131,865         131,865          911,104                FmHA               90%

Altheimer Associates I, L.P. (1)
Altheimer
Altheimer, AR

The Temple-Kyle L.P. (1)
Kyle Hotel
Temple, TX

Diversey Square Associates II (1)
Diversey Square II
Chicago, IL

Poplar Village, LTD (1)
Poplar Village
Cumberland, KY
                           ------      --------------    -------------    ---------------
                            1,667      $   19,145,495    $  19,145,495    $    78,290,240
                           ======      ==============    =============    ===============

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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2006, there were 5,124 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2006 and 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

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

Executive Level Overview

The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in eleven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Subsequent to March 31, 2006, the Partnership received funds in exchange for its interest in two Local Limited Partnerships and completed the transfer of another Local Limited Partnership upon receipt of HUD TPA approval. The Partnership's investment portfolio currently consists of limited partner interests in eight Local Limited Partnerships. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the eleven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Twelve of the Local Limited Partnerships in which the Partnership had an investment were sold during the twelve months ended March 31, 2006.

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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,384,576 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources


At March 31, 2006, the Partnership has cash and cash equivalents of $8,394,272, as compared with $890,729 at March 31, 2005. The increase is attributable to proceeds received from sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and purchases of investment securities. Cash used for operations includes $736,285 paid to the Managing General Partner for accrued asset management fees.


The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2006, $9,114,201 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,365,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $10,293,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2006 resulted in net income of $5,224,089 compared to net income of $4,374,332 in the year ended March 31, 2005. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses offset by a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of twelve Local Limited Partnerships during the current year. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. General and administrative costs decreased primarily due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership, partially offset by increased legal expenses associated with litigation in which the Partnership is involved and increased expenses associated with auditing the Partnership's financial statements. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships resulted from the reimbursement in the year ended March 31, 2005 of advances made to Local Limited Partnerships in previous years.

Low-Income Housing Tax Credits

The 2005 and 2004 Tax Credits per Unit for individuals were $0.04 and $0.07, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as several Properties have reached the end of the ten year credit period.

Property Discussions

Several Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of December 31, 2005. Several Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, by January 2006, the Managing General Partner negotiated an agreement in the form of a Contingent Note with an unaffiliated entity in exchange for the Partnership's interest in five Local Limited Partnerships:
Lexington, Fulton, Eaglewood, Kirkendall Heights and Briarwood II. The put option agreements that were exercised on the five Properties affecting the transfer of the Partnership's interests resulted in the Partnership acquiring a contingent note which provided for 50% of all future net cash receipts from such Local Limited Partnership interests. On September 15, 2005 the Partnership received $10,415 in exchange for the sale of the Contingent Notes, as the Managing General Partner deemed the potential value of 50% of all future net cash receipts to be immaterial. This transaction resulted in 2005 taxable income of $745,534 or $7.46 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest in Poplar Village, located in Cumberland, Kentucky, to the unaffiliated entity or its designee. The Managing General Partner had the right to put its interest in the Local Limited Partnership at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. However, on September 15, 2005, the Partnership renegotiated the put option entered into with the previously mentioned unaffiliated third party instead. Effective January 1, 2006, the Partnership put its interest in Poplar Village to an unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a Contingent Note interest. This transfer is projected to result in taxable income of approximately $341,000 or $3 per Unit. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is currently expected to occur in the years ended March 31, 2007 and 2008 for Shoreline and Waterfront, respectively.

Willow Lake, located in Kansas City, had experienced operating difficulties for many years. The original Local General Partner was replaced shortly after construction completion with an affiliate of the Managing General Partner and the Property's first mortgage was modified several times to avoid foreclosure. The Partnership had advanced approximately $695,000 from Partnership Reserves. Since the Compliance Period ended on December 31, 2004, and to eliminate any future risk to the Partnership, the Managing General Partner commenced attempts to sell the Property. On January 10, 2005, a sale of the Property to a third party was consummated. After payment on Property debts, expenses and closing costs, the Partnership received approximately $1,467,000 or $14.67 per Unit in net sales proceeds. This sale resulted in 2005 taxable income of $1,037,563, or $10.38 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property has maintained a high level of occupancy, rental rates have stagnated while expenses have continued to increase. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter of 2004, reducing the interest rate from 8% to 6%, which significantly improved the Property's operating performance. Due to higher maintenance cost, the Property operated below breakeven during 2005. The Property no longer generates Tax Credits and the Compliance Period expired on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The put agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, during the third quarter of 2002, the Massachusetts Housing Finance Agency ("MHFA") issued a report that gave Granite V, located in Boston, Massachusetts, a below average physical condition rating. Site management addressed the issues listed in the report, and MHFA subsequently rated the Property in satisfactory condition. Unfortunately, replacement reserve levels were inadequate to meet future needs. During the first quarter of 2003, the Managing General Partner approved a transfer of the Local General Partner interest to a new Local General Partner. Since the Property's mortgage, which accrues interest at a rate of 12.2%, could be prepaid without a premium beginning in 2002, the new Local General Partner refinanced the Property's first mortgage in December 2003 by obtaining an eighteen-month loan that reduced the interest rate from 12% to 6.5%, and provided proceeds to pay outstanding obligations and complete deferred maintenance repairs. To pay down current obligations, the Local General Partner also liquidated the replacement reserves account held by the previous lender. The Compliance Period for the Property ended in 2003. The Managing General Partner and the Local General Partner have entered into a put agreement whereby the Managing General Partner could sell the Partnership's interest in the Property to the Local General Partner for a nominal price. Effective January 1, 2005, the Partnership transferred its interest in the Local Partnership to the Local General Partner and in February 2005, the Partnership received $1,326,000 for its interest. The sale of this interest resulted in a 2005 taxable loss of $289,172, or $2.89 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Ashton Heights, located in Bolivar, Missouri, Pearl Place, located in Rossville, Kansas and Ponca Manor, located in Satanta, Kansas. These Properties shared a common Local General Partner and were all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of the Properties for $5,000 subsequent to the expiration of each Property's Compliance Period. The Compliance Period expired on or before December 31, 2004 for all three of these Properties. Effective January 3, 2005, the Managing General Partner exercised the put options on Ashton Heights, Pearl Place and Ponca Manor. The Partnership received a total of $15,000 for its interests in these three Local Limited Partnerships. These three sales resulted in taxable income of $303,649, or $3.04 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these three Properties.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Local Limited Partnership. The Local General Partner received approval for a refinancing of the Property from the U.S. Department of Housing and Urban Development ("HUD") and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Local Limited Partnership any time after December 31, 2003, when the Compliance Period expired. The Partnership executed its put option, effectively disposing of its interest on November 4, 2005. This disposition resulted in 2005 taxable income of $967,498, or $9.67 per Unit. Part of the agreement included repayment of the Partnership's $50,000 loan, the repayment of which would be waived by the Managing General Partner if the Local General Partner is successful in obtaining HUD approval of the Transfer of Physical Asset application.

As previously reported, during 1995 Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Local Limited Partnership from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority, and the Partnership received net proceeds of $208,000 for this Local General Partner interest. At that time, a put option agreement was entered into between the Partnership and the Temple Housing Authority that could be exercised any time subsequent to the end of the Property's Compliance Period, which ended on December 31, 2005. The Partnership exercised its put option, transferring its interest in the Local Limited Partnership on January 1, 2006. The Partnership received approximately $206,000 for this interest in January 2006. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This transfer is projected to result in a 2006 taxable loss of approximately $649,000 or $6 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, also located in Madison, Wisconsin, in which the Partnership had an interest but had enjoyed stable operations. The Managing General Partner agreed to the refinancing of all four Properties, and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Managing General Partner and the Local General Partner also entered into call and put options whereby the Local General Partner received call options at the end of the Compliance Period for the Local Limited Partnerships for a nominal amount. If the calls were not exercised within a six-month period, the Partnership had the option to put its interests to the Local General Partner. The expiration of the Compliance Periods was no later than December 31, 2004 for any of the four Properties. Effective May 31, 2005, the Partnership's interests in all four Local Limited Partnerships were transferred to the Local General Partner. The Partnership no longer has an interest in these four Local Limited Partnerships. These sales resulted in 2005 taxable income of $834,815, or $8.35 per Unit.

As previously reported, Fox Run Housing, located in Victoria, Texas, experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999 and in order to minimize risk to the Partnership, the Managing General Partner decided in late August 2004 to transfer the Partnership's interest to an unaffiliated third party in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. On September 15, 2005, the Partnership, in exchange for the sale of the Contingent Note, received $2,083 from the previously mentioned unaffiliated third party. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership, as HUD approved the transfer effective July 15, 2005. This sale resulted in 2005 taxable income of $810,644, or $8.11 per Unit.

As previously reported, in 2003 the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In September 2004, the Local General Partner received an offer from a third party buyer that was subsequently higher than the 2003 appraisal as a result of an updated market valuation. On March 8, 2005, the Property was sold, and the Partnership received approximately $2,900,000 in sales proceeds during the six months ended September 30, 2005. This sale resulted in 2005 taxable income of $4,135,820, or $41.36 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Ashley Place, located in Orlando, Florida, reached the end of its Compliance Period on December 31, 2004. As a result, the Managing General Partner was interested in selling the Partnership's interest in the Local Limited Partnership. Two real estate brokers with experience in multifamily property sales were hired to do an appraisal of the Property. Their appraisals ranged from approximately $4,100,000 to $4,340,000. The Managing General Partner and the Local General Partner agreed that the Partnership would transfer its interest in the Local Limited Partnership to the Local General Partner for $210,000. This would result in the Partnership receiving the same level of proceeds as it would if the Property were sold to a third party at a price of $4,340,000. On December 21, 2004, the Local Limited Partnership was sold to the Local General Partner and $210,000 was received by the Partnership. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of $899,419, or approximately $9 per Unit.

As previously reported, Columbia Townhouses, located in Burlington, Iowa, reached the end of its Compliance Period on December 31, 2004. The Managing General Partner determined that there was no likelihood of any realizable cash distributable to the Partnership from a sale of the Property. As a result, the Managing General Partner obtained a put option agreement with the Local General Partner that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for $1. Effective January 25, 2005, the put option was exercised and the Partnership transferred its entire interest in Local Limited Partnership to the Local General Partner for $1. This sale resulted in 2005 taxable income of $341,437, or $3.41 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Local Limited Partnership since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Local Limited Partnership to the unaffiliated entity for a nominal amount. On September 15, 2005, the Partnership effectively disposed of its interest in Elmwood Delmar when the fund received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this transfer in Reserves. HUD's June 6, 2006 approval to a Transfer of Physical Assets application completed the transfer of the Partnership's interest in this Local Limited Partnership to the third party. This transfer of Partnership interest will result in taxable income projected to be approximately $930,000, or $9 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner had reached an agreement with the Local General Partner of West Dade and West Dade II, located in Miami, Florida, to sell the Partnership's interests in both Local Limited Partnerships, pending HUD's approval to a Modified Transfer of Physical Assets application. Upon further review, HUD's approval was not required. In June 2006, the Partnership received $1,502,777, or $15 per Unit, in exchange for the Partnership's interest in these Local Limited Partnerships. The proceeds from this transfer have initially been retained in Reserves in accordance with and as permitted by the Partnership Agreement. This transfer of interest will result in 2006 taxable income currently projected to be approximately $3,500,000, or $35 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Altheimer, located in Altheimer, Arizona and Heather Oaks, located in Oak Grove, Missouri, for approximately $2,100 each. The Managing General Partner determined that these Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships for $2,100 per property was in the best interest of the Partnership. These transfers are expected to result in taxable income projected to be approximately $193,000 and $151,000 for Altheimer and Heather Oaks, respectively, or a combined $3 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, an agreement had been reached, between the Managing General Partner and the Local General Partner of Diversey Square, located in Chicago, Illinois on the disposition of the Partnership's interest during the first half of 2006. This disposition occurred on February 15, 2006 upon receipt of HUD's approval of the Transfer of Physical Asset application. The Partnership received approximately $300,000 or $3 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This transfer of Partnership interest will result in 2006 taxable income projected to be approximately $1,300,000, or $13 per Unit.

As previously reported, Quartermill, located in Richmond, Virginia, was sold in January 2006, resulting in net sales proceeds to the Partnership of approximately $7,291,000 or approximately $73 per Unit. This sale is expected to result in 2006 taxable income projected to be approximately $7,700,000 or $77 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, are currently exploring an exit strategy that would allow for a 2006 disposal of the Partnership's interest in the Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's Principal Executive Officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in August 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                    Everest Housing Investors 2, LLC                12,424 Units              12.42%
   Partner                    199 South Los Robles Avenue,  Suite 200
                              Pasadena, CA 91101

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2006. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street III L.P. owns five (unregistered) Units not included in the 100,000 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street III, Inc., Arch Street III L.P., MMA nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2006 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2006.




Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2006 are as follows:

                                            2006                  2005
                                        --------------        ----------

Asset management fees                  $      168,911        $    235,554

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                                 2006                  2005
                                              --------------        ----------

Salaries and benefits expense reimbursements   $   162,164        $    420,610

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2006 is presented in Note 5 to the Financial Statements.

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

(b)   Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                          2006                  2005
                                         --------------        ----------

Audit fees                              $       75,229           $    23,750
Tax fees                                $        2,400           $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                        Date:    June 28, 2006
           ---------------------------------------       ---------------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June 28, 2006
           ---------------------------------------           ---------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                   Date:   June 28, 2006
           -----------------------------                    ------------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                              (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2006

                                      Index


                                                                             Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2006 and 2005                                    F-2

Report of Independent Registered Public Accounting Firm for
   the year ended December 31, 2005 for Riverfront Apartments
   Limited Partnership (A Limited Partnership)                                    F-3

Financial Statements

     Balance Sheet - March 31, 2006                                               F-5

     Statements of Operations - For the years ended
       March 31, 2006 and 2005                                                    F-6

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2006 and 2005                 F-7

     Statements of Cash Flows - For the years ended
       March 31, 2006 and 2005                                                    F-8

     Notes to the Financial Statements                                            F-9


             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Credits Limited Partnership III

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership III ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in the local limited partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of River Front Apartments Limited Partnership ("River Front"), investments in which the Partnership's investment in River Front is stated at $1,366,836 at March 31, 2006, and the Partnership's equity in earnings (losses) of River Front is stated at ($139,991) for the year ended March 31, 2006. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for River Front, is based solely upon the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

Carter & Company
Certified Public Accountants, LLC
                                               543 Highway 98 East, Suite 201
                                               Destin, Florida 32541
                                               Phone: 850-650-0125
                                               Fax:  850-650-0126


                          Independent Auditors' Report

To the Partners
River Front Apartments Limited Partnership (A Limited Partnership)

In our opinion, the accompanying balance sheet and the related statement of profit and loss, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of River Front Apartments Limited Partnership (A Limited Partnership) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/Carter & Company
Destin, Florida
January 20, 2006



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2006




         Assets

Cash and cash equivalents                                                                         $     8,394,272
Investment securities, at fair value (Note 3)                                                             719,929
Investment in Local Limited Partnerships (Note 4)                                                       1,384,576
Other assets                                                                                                7,128
                                                                                                  ---------------
   Total Assets                                                                                   $    10,505,905
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $        27,540
Accrued expenses                                                                                          427,206
Deposit on sale                                                                                             2,083
                                                                                                  ---------------
   Total Liabilities                                                                                      456,829
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 10,053,211
Net unrealized losses on investment securities                                                             (4,135)
                                                                                                  ---------------
   Total Partners' Equity                                                                              10,049,076
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    10,505,905
                                                                                                  ===============

 The accompanying notes are an integral part of these financial statements.



            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                   2006                   2005
                                                                             ----------------       ----------
         Revenue:
   Investment                                                                $        114,922       $        11,154
   Other                                                                               20,581               114,745
                                                                             ----------------       ---------------
     Total Revenue                                                                    135,503               125,899
                                                                             ----------------       ---------------

Expense:
   Asset management fees, affiliate  (Note 5)                                         168,911               235,554
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $162,164 and  $420,610 in 2006 and
     2005, respectively) (Note 5)                                                     503,293               711,247
   Recovery of prior years' valuation allowance on advances
     to Local Limited Partnerships, net of current year                                     -              (780,518)
   Amortization                                                                         6,755                25,465
   Interest                                                                                 -                 4,500
                                                                             ----------------       ---------------
     Total Expenses                                                                   678,959               196,248
                                                                             ----------------       ---------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investments in Local Limited
   Partnerships                                                                      (543,456)              (70,349)

Equity in losses of Local Limited Partnerships (Note 4)                              (355,989)             (901,753)

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                            6,123,534             5,346,434
                                                                             ----------------       ---------------

Net Income                                                                   $      5,224,089       $     4,374,332
                                                                             ================       ===============

Net Income allocated:
   General Partners                                                          $        928,045       $        43,743
   Limited Partners                                                                 4,296,044             4,330,589
                                                                             ----------------       ---------------
                                                                             $      5,224,089       $     4,374,332
                                                                             ================       ===============
Net Income per Limited Partner Unit
   (100,000 Units)                                                           $          42.96       $         43.31
                                                                             ================       ===============


 The accompanying notes are an integral part of these financial statements.



            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005





                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses             Total

Balance at March 31, 2004                      $    (871,297)    $        5,000     $    1,321,087     $            -  $  454,790

Net Income                                            43,743                  -          4,330,589                  -     4,374,332
                                               -------------     --------------     --------------     --------------  ------------

Balance at March 31, 2005                           (827,554)             5,000          5,651,676                  -     4,829,122
                                               -------------     --------------     --------------     --------------    ----------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                                                                      (4,135)      (4,135)
  Net Income                                         928,045                  -          4,296,044                  -     5,224,089
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Income (Loss)                          928,045                  -          4,296,044             (4,135)    5,219,954
                                               -------------     --------------     --------------     --------------    ----------

Balance at March 31, 2006                      $     100,491     $        5,000     $    9,947,720     $       (4,135) $ 10,049,076
                                               =============     ==============     ==============     ==============    ==========

 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income                                                              $      5,224,089         $     4,374,332
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 355,989                 901,753
     Gain on sale of investments in Local Limited
       Partnerships                                                              (6,123,534)             (5,346,434)
     Recovery of prior years' valuation allowance on
       advances to Local Limited Partnerships,
       net of current year valuation allowance                                            -                (780,518)
     Amortization                                                                     6,755                  25,465
   Cash distributions included in net income                                        (20,581)               (113,829)
   Accretion                                                                         (3,114)                      -
   Other non-cash item                                                                    -                    (916)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Other assets                                                                    (7,128)                    127
     Due to affiliate                                                            (2,222,869)             (1,843,836)
     Accrued expenses                                                                57,362                 (37,752)
                                                                           ----------------         ---------------
Net cash used for operating activities                                     $     (2,733,031)        $    (2,821,608)
                                                                           ================         ===============

Cash flows from investing activities:
   Purchases of investment securities                                              (720,950)                      -
   Advances to Local Limited Partnerships                                                 -                (197,078)
   Reimbursements of advances to Local Limited Partnerships                               -                 977,596
   Cash distributions received from Local
     Limited Partnerships                                                           115,205                 228,356
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                        10,840,236               2,438,030
   Deposit on sale                                                                    2,083                       -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                        10,236,574               3,446,904
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Repayment of note payable, affiliate                                                   -                (101,564)
                                                                           ----------------        ----------------
Net cash used for financing activates                                                     -                (101,564)
                                                                           ----------------        ----------------

Net increase in cash and cash equivalents                                         7,503,543                 523,732

Cash and cash equivalents, beginning                                                890,729                 366,997
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $      8,394,272         $       890,729
                                                                           ================         ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $              -         $         4,500
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2006, $9,114,201 of cash, cash equivalents and investments securities have been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's investment securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All investment securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,384,576 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $      724,064      $            -      $       (4,135)    $      719,929
                                          --------------      --------------      --------------     --------------

Investment securities
   at March 31, 2006                      $      724,064      $            -      $       (4,135)    $      719,929
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in one year to five years                                             $       724,064           $     719,929
                                                                          ---------------           -------------
                                                                          $       724,064           $     719,929
                                                                          ===============           =============

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.       Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eleven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    19,145,495

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $54,973,107)                                                                  (15,830,394)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,369,936)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              1,945,165

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,471,835

   Cumulative amortization of acquisition fees and expenses                                                (448,713)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,968,287

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,384,576
                                                                                                    ===============

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2005 and 2004 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     45,233,305    $    68,103,190
   Other assets                                                                     7,517,536          8,977,766
                                                                             ----------------    ---------------
     Total Assets                                                            $     52,750,841    $    77,080,956
                                                                             ================    ===============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     90,762,360    $   115,821,509
   Other liabilities                                                               16,468,037         13,503,983
                                                                             ----------------    ---------------
     Total Liabilities                                                            107,230,397        129,325,492
                                                                             ----------------    ---------------

Partnership's deficiency                                                          (54,039,883)       (53,556,990)
Other partners' deficiency                                                           (439,673)         1,312,454
                                                                             ----------------    ---------------
     Total Partners' Deficiency                                                   (54,479,556)       (52,244,536)
                                                                             ----------------    ---------------
     Total Liabilities and Partners' Deficiency                              $     52,750,841    $    77,080,956
                                                                             ================    ===============

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $     15,338,273    $    21,421,414
                                                                             ----------------    ---------------

Expenses:
   Operating                                                                       11,185,696         15,366,517
   Interest                                                                         6,377,993          7,248,465
   Depreciation and amortization                                                    3,288,455          4,787,883
                                                                             ----------------    ---------------
     Total Expenses                                                                20,852,144         27,402,865
                                                                             ----------------    ---------------

Net Loss                                                                     $     (5,513,871)   $    (5,981,451)
                                                                             ================    ===============

Partnership's share of Net Loss (includes adjustments from prior year)       $     (5,487,694)   $    (5,897,987)
                                                                             ================    ===============
Other partners' share of Net Loss                                            $       (495,776)   $       (85,992)
                                                                             ================    ===============

For the years ended March 31, 2006 and 2005, the Partnership has not recognized $5,160,705 and $5,018,254, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $29,000 and $22,020 were included in losses recognized in the years ended March 31, 2006 and 2005, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($54,039,883) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $1,945,165 primarily due to cumulative unrecognized losses as described above and five Local Limited Partnerships whose investments were sold in the quarter ended March 31, 2006 are included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2005.

The Partnership's interests in twelve of its investments in Local Limited Partnerships were sold during the year ended March 31, 2006 resulting in a gain of $6,123,534.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $168,911 and $235,554 for the years ended March 31, 2006 and 2005, respectively. As of March 31, 2006, $27,540 is payable for Asset Management Fees. During the years ended March 31, 2006 and 2005, $736,285 and $2,500,000, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $162,164 and $420,610, respectively, that the Partnership has incurred for these expenses. During the years ended March 31, 2006 and 2005, salaries and benefits of $1,818,000 and $0, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2006, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

An affiliate of the Managing General Partner has made a commitment to defer collection of past or future Asset Management Fees and reimbursement of operating expenses to the extent necessary to cover operating deficits of the Partnership.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2006 and 2005 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net Income per financial statements                                            $    5,224,089         $   4,374,332

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial
   reporting) purposes                                                                 75,272              (487,473)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (5,131,705)           (4,996,234)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                      (154,834)              (27,637)

Amortization not deductible for tax purposes                                            6,755                25,465

Recovery of prior years' valuation allowance on advances Local Limited
   Partnerships, net of current year valuation
   allowance not deductible for tax purposes                                                -              (780,518)

Gain on sale of investments in Local Limited Partnership for tax
   purposes in excess of gain on sale for financial reporting purposes              2,764,254             3,679,151

Cash distributions included in net income for financial                               (20,581)             (113,829)
                                                                               --------------         -------------
   reporting purposes

Net Income per tax return                                                      $    2,763,250         $   1,673,257
                                                                               ==============         =============

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    1,384,576     $  (40,698,437)     $   42,083,013
                                                            ==============     ==============      ==============
Other assets                                                $    9,121,329     $   13,274,776      $   (4,153,447)
                                                            ==============     ==============      ==============
Liabilities                                                 $      456,829     $      459,267      $       (2,438)
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $55,706,000 greater than for financial reporting purposes, including approximately $54,973,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a valuation allowance of approximately $1,584,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $449,000; (iv) the sale of investments in six Local Limited Partnerships during the quarter ended March 31, 2006 resulted in the removal from investments in Local Limited Partnerships of approximately $12,730,000 and the receipt of approximately $7,803,000 of cash for financial reporting purposes; and (v) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and/or 2004:

El Jardin of Davie, Ltd.                                                             2005                     2004
------------------------                                                        ---------------           --------

Total Assets                                                                                N/A           $   6,164,048
Total Liabilities                                                                           N/A           $   6,495,236
Revenue                                                                                     N/A           $   1,805,948
Net Loss                                                                                    N/A           $     (94,138)

Quartermill Associates, L.P. (A Virginia Limited Partnership)

Total Assets                                                                    $     9,730,700           $ 10,051,759
Total Liabilities                                                               $     6,951,706           $  6,989,866
Revenue                                                                         $     2,007,180           $  1,876,494
Net Loss                                                                        $      (197,420)          $   (320,421)

Blue Mountain Associates, L.P. (A Massachusetts Limited Partnership)
-------------------------------------------------------------------

Total Assets                                                                                N/A           $  7,777,456
Total Liabilities                                                                           N/A           $  9,697,316
Revenue                                                                                     N/A           $  3,020,764
Net Loss                                                                                    N/A           $   (496,427)



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)





7. Significant Subsidiaries (continued)

Riverfront Apartments, L.P.                                                          2005                     2004
---------------------------                                                     ---------------           --------

Total Assets                                                                    $     7,913,920           $  8,196,491
Total Liabilities                                                               $     6,010,091           $  6,151,257
Revenue                                                                         $     1,730,365           $  1,708,597
Net Loss                                                                        $      (141,405)          $   (115,721)

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.