Form 10QSB
period 2006-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2006-08-14
CIK 839345

Microsoft Word 11.0.5604;








August 14, 2006


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 01-18462


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

For the quarterly period ended                  June 30, 2006
                                       --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------------------------


                         Commission file number 01-18462

            Boston Financial Qualified Housing Tax Credits L.P. III
         -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                              04-3032106
--------------------------------------------- -------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
--------------------------------------------   --------------------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                           ------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2006 and 2005                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2006                             3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2006 and 2005                                          4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    16

SIGNATURE                                                                                    17

CERTIFICATIONS                                                                               18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                         $    10,186,131
Investment securities, at fair value                                                                      496,875
Investment in Local Limited Partnerships (Note 1)                                                       1,349,039
Other assets                                                                                               39,056
                                                                                                  ---------------
   Total Assets                                                                                   $    12,071,101
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        91,904
Accrued expenses                                                                                          239,181
                                                                                                  ---------------
   Total Liabilities                                                                                      331,085
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 11,743,141
Net unrealized losses on investment securities                                                             (3,125)
                                                                                                  ---------------
   Total Partners' Equity                                                                              11,740,016
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,071,101
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)




                                                                                 2006                     2005
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $        143,067        $         15,634
   Other                                                                                  -                  16,778
                                                                           ----------------        ----------------
     Total Revenue                                                                  143,067                  32,412
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  27,541                  47,124
   General and administrative (includes reimbursements
     to an affiliate in the amount of $36,823 and
     $53,180 in 2006 and 2005, respectively)                                       (105,081)                131,423
   Amortization                                                                         539                   2,031
                                                                           ----------------        ----------------
     Total Expenses                                                                 (77,001)                180,578
                                                                           ----------------        ----------------

Income (loss) before equity in losses of Local Limited
   Partnerships and gain
   (loss) on disposal of investments
   in Local Limited Partnerships                                                    220,068                (148,166)

Equity in losses of Local Limited Partnerships (Note 1)                             (34,998)               (125,771)

Gain (loss) on disposal of investments in Local Limited
   Partnerships (Note 1)                                                          1,504,860                (441,078)
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $      1,689,930        $       (715,015)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         16,899        $         (7,150)
   Limited Partners                                                               1,673,031                (707,865)
                                                                           ----------------        ----------------
                                                                           $      1,689,930        $       (715,015)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (100,000 Units)                                                         $          16.73         $         (7.08)
                                                                           ================         ===============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses            Total

Balance at March 31, 2006                      $     100,491     $        5,000     $    9,947,720     $       (4,135)  $10,049,076
                                               -------------     --------------     --------------     =-------------   -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -              1,010         1,010
  Net Income                                          16,899                  -          1,673,031                  -     1,689,930
                                               -------------     --------------     --------------     --------------   -----------
Comprehensive Income                                  16,899                  -          1,673,031              1,010     1,690,940
                                               -------------     --------------     --------------     --------------   -----------

Balance at June 30, 2006                       $     117,390     $        5,000     $   11,620,751     $       (3,125)  $11,740,016
                                               =============     ==============     ==============     ==============    ==========

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)




                                                                                  2006                 2005
                                                                              -------------       ---------

Net cash provided by (used for) operating activities                          $      64,082       $    (246,135)

Net cash provided by investing activities                                         1,727,777           3,097,989
                                                                              -------------       -------------

Net increase in cash and cash equivalents                                         1,791,859           2,851,854

Cash and cash equivalents, beginning                                              8,394,272             890,729
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $  10,186,131       $   3,742,583
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2006:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    13,490,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $52,065,326)                                                                   (9,927,222)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,171,715)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              2,391,155

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            784,367

   Cumulative amortization of acquisition fees and expenses                                                (242,772)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,932,750

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,349,039
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $1,033,452. For the three months ended June 30, 2006, the Partnership has not recognized $998,454 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's investments in three Local Limited Partnerships were sold during the three months ended June 30, 2006, resulting in a gain of $1,504,860.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and/or 2005:

Quartermill Associates, L.P.                                                         2006                     2005
----------------------------                                                    ---------------           --------

Revenue                                                                                     N/A           $     469,100
Net Loss                                                                                    N/A           $     (80,300)

Riverfront Apartments, L.P.

Revenue                                                                         $       432,591           $     427,200
Net Loss                                                                        $       (35,352)          $     (28,900)

Elver Park Limited Partnership  III

Revenue                                                                                     N/A           $      89,700
Net Loss                                                                                    N/A           $      (8,900)



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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,349,039 at June 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2006, the Partnership has cash and cash equivalents of $10,186,131, as compared with $8,394,272 at March 31, 2006. This increase is attributable to proceeds received from sale of investments in Local Limited Partnerships and the maturity of investment securities.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2006, $10,683,006 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,365,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $11,862,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the three months ended June 30, 2006, the Partnership's operations resulted in a net income of $1,689,930 as compared to a net loss of $715,015 for the same period in 2005. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment income, a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of three Local Limited Partnerships with large proceeds during the current quarter. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing losses in the quarter ended June 30, 2005, relating to Local Limited Partnerships which were disposed of after June 30, 2005. The decrease in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the current period. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds and the Partnership investing in more lucrative securities.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. The fiscal year of the Partnership ends on March 31.

As of June 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the eight Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Three of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the three months ended June 30, 2006.

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

October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended Petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Several Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of March 31, 2006. Several Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties

As previously reported, by January 2006, the Managing General Partner negotiated an agreement in the form of a Contingent Note with an unaffiliated entity in exchange for the Partnership's interest in five Local Limited Partnerships:
Lexington, Fulton, Eaglewood, Kirkendall Heights and Briarwood II. The put option agreements that were exercised on the five Properties affecting the transfer of the Partnership's interests resulted in the Partnership acquiring a contingent note which provided for 50% of all future net cash receipts from such Local Limited Partnership interests. On September 15, 2005 the Partnership received $10,415 in exchange for the sale of the Contingent Notes, as the Managing General Partner deemed the potential value of 50% of all future net cash receipts to be immaterial. This transaction resulted in 2005 taxable income of $745,534 or $7.46 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these five Local Limited Partnerships.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest in Poplar Village, located in Cumberland, Kentucky, to the unaffiliated entity or its designee. The Managing General Partner had the right to put its interest in the Local Limited Partnership at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. However, on September 15, 2005, the Partnership renegotiated the put option entered into with the previously mentioned unaffiliated third party instead. Effective January 1, 2006, the Partnership put its interest in Poplar Village to an unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a Contingent Note interest. This transfer is projected to result in 2006 taxable income of approximately $341,000 or $3 per Unit. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, has negatively impacted the Property's operations. Although the Property maintains a high level of occupancy, the Property's below breakeven status as of March 31, 2005 is attributable to stagnant rental rates and high maintenance expenses. In an effort to reduce fixed expenses to improve cash flow, the Local General Partner refinanced the Property's first mortgage during the first quarter of 2004, reducing the interest rate from 8% to 6%, which significantly improved the Property's financial performance. Due to higher maintenance costs, the Property operated below breakeven during 2005. The Property no longer generates Tax Credits and the Compliance Period expired on December 31, 2004. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The put agreement gives the Partnership the right to transfer its interest to the Local General Partner for a nominal price.

As previously reported, operations at Westwood Manor, located in Flint, Michigan, have suffered in recent quarters. Poor site management caused deferred maintenance and curb appeal issues. The Partnership also advanced $50,000 from Reserves to address the deferred maintenance issues at the Property during 2001. The advance was to be repaid through operations, if available, with the Local General Partner obligated to pay back 50% of the remaining balance should the entire amount of the advance not be repaid by December 31, 2001. The Property did not generate sufficient cash from operations to repay any of the Partnership's advances. The Partnership has not yet made a demand from the Local General Partner to meet his obligation to repay 50% of the advance. However, the Managing General Partner and the Local General Partner have reached agreement on an exit strategy on this Local Limited Partnership. The Local General Partner received approval for a refinancing of the Property from the U.S. Department of Housing and Urban Development ("HUD") and the refinanced mortgage was closed on July 31, 2003. The Managing General Partner, in providing its approval of the refinancing, received agreement from the Local General Partner to a put option whereby the Partnership can dispose of its interest in the Local Limited Partnership any time after December 31, 2003, when the Property's Compliance Period expired. The Partnership executed its put option, effectively disposing of its interest on November 4, 2005. This disposition resulted in 2005 taxable income of $967,498, or $9.67 per Unit. Part of the agreement includes repayment of the Partnership's $50,000 loan, the repayment of which would be waived by the Managing General Partner if the Local General Partner were successful in obtaining HUD approval of the Transfer of Physical Asset application.

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

As previously reported, Fox Run Housing, located in Victoria, Texas, experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999 and in order to minimize risk to the Partnership, the Managing General Partner decided in late August 2004 to transfer the Partnership's interest to an unaffiliated third party in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. On September 15, 2005, the Partnership, in exchange for the sale of the Contingent Note, received $2,083 from the previously mentioned unaffiliated third party. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retained the entire amount of net proceeds from this sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership, as HUD approved the transfer effective July 15, 2005. This sale resulted in 2005 taxable income of $810,644, or $8.11 per Unit.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, in 2003 the Local General Partner of El Jardin, located in Davie, Florida, expressed its desire to sell the Property to a third party buyer. In April 2003, a realtor was hired to appraise the Property. In September 2004, the Local General Partner received an offer from a third party buyer that was higher than the 2003 appraisal as a result of an updated market valuation. On March 8, 2005, the Property was sold, and the Partnership received approximately $2,900,000 in sales proceeds during the six months ended September 30, 2005. This sale resulted in 2005 taxable income of $4,135,820, or $41.36 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Local Limited Partnership since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Local Limited Partnership to the unaffiliated entity for a nominal amount. On September 15, 2005, the Partnership effectively disposed of its interest in Elmwood Delmar when the fund received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this transfer in Reserves. HUD's June 6, 2006 approval to a Transfer of Physical Assets application completed the transfer of the Partnership's interest in this Local Limited Partnership to the third party. This transfer of Partnership interest will result in 2006 taxable income projected to be approximately $930,000, or $9 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Altheimer, located in Altheimer, Arizona and Heather Oaks, located in Oak Grove, Missouri, for approximately $2,100 each. The Managing General Partner determined that these Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships for $2,100 per property was in the best interest of the Partnership. These transfers are expected to result in 2006 taxable income projected to be approximately $193,000 and $151,000 for Altheimer and Heather Oaks, respectively, or a combined $3 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these two Local Limited Partnerships.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14, 2006               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                     CREDITS L.P. III

                                     By:  Arch Street III, Inc.,
                                     its Managing General Partner




                                      /s/Jenny Netzer
                                      Jenny Netzer
                                      Executive Vice President
                                      MMA Financial, Inc.