Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2006-09-05
CIK 839345

Microsoft Word 11.0.6502;







September 5, 2006


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Annual Report on Form 10-KSB/A for Year Ended March 31, 2004 File Number 01-18462


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

                                  FORM 10-KSB/A
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    March  31, 2004
                            ---------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   --------------------------

        Commission file number 01-18462

        Boston Financial Qualified Housing Tax Credits L.P. III
      (Exact name of registrant as specified in its charter)

                Delaware                            04-3032106
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

 101 Arch Street, Boston, Massachusetts             02110-1106
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (617) 439-3911
                                                   --------------------------


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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $99,610,000 as of March 31, 2004
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                       Part of Report on
                                                                       Form 10-KSB/A into
                                                                       Which the Document
Documents incorporated by reference                                    is Incorporated
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

  "Investment Objectives and Policies -
   Principal Investment Policies"                                       Part I, Item 1

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12


                                Explanatory Note

On June 30, 2004, Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Partnership hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-3
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-19
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-19

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-19
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-20
   Item 7     Financial Statements and Supplementary Data              K-26
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-26

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-27
   Item 10    Management Remuneration                                  K-27
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-28
   Item 12    Certain Relationships and Related
              Transactions                                             K-28
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-29
   Item 14    Principal Accountant Fees and Services                   K-30

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




                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------



West Dade LTD, A Limited Partnership
West Dade
Miami, FL                    122           $1,513,936           $1,513,936     $4,069,058          Section 8        98%

West Dade LTD II, A Limited Partnership
West Dade II
Miami, FL                    209            3,039,442            3,039,442      7,951,565          Section 8        98%

Westwood Manor Limited Dividend
Housing Association L.P.
Westwood Manor
Flint, MI                    144            1,165,925            1,165,925      3,074,974          Section 8        92%

Rolling Hills Associates L.P. (1)
Rolling Hills
Dayton, OH

Regency Square Limited Partnership (1)
Regency Square
Dayton, OH

Shoreline Limited Partnership
Shoreline
Buffalo, NY                  142            1,079,318            1,079,318      9,026,199             None          70%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                  472            3,597,307            3,597,307     31,273,655             None          69%





                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Fox Run Housing
Fox Run
Victoria, TX                   150          1,605,775            1,605,775      4,033,118           Section 8         89%

Boulevard Commons Limited
    Partnership II (1)
Boulevard Commons II
Chicago, IL
The Colony Apartments, L.P. (1)
    A Limited Partnership
Colony Apartments
Columbia, SC
Boulevard Commons Limited
    Partnership IIA (1)
Boulevard Commons IIA
Chicago, IL

Ashley Place, LTD
    A Florida Limited Partnership
Ashley Place
Orlando, FL                   96            2,002,560            2,002,560      2,814,618              None            93%

Admiral Housing Limited Partnership
Admiral Court
Philadelphia, PA              46            1,900,000            1,900,000      2,018,589             Section 8        80%






                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

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

Bridgeport Housing Associates, LTD (1)
Crestwood
Bridgeport, TX

Willowick Housing Associates, LTD (1)
Willowick
Gainesville, FL

Ellsworth Senior Housing, L.P.
Kirkendall Heights
Ellsworth, KS                  12             69,658               69,658         323,773             FmHA            83%

Prairieland Properties of Satanta, L.P.
Ponca Manor
Satanta, KS                     8             49,915               49,915         220,393             FmHA           100%





                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Rossville Senior Housing, L.P.
Pearl Place
Rossville, KS                  10             58,855              58,855          274,400              FmHA          70%

Columbia Townhouse Associates, L.P.
Columbia Townhouses
Burlington, IA                 56            837,450             837,450          675,982            Section 8       66%

Quartermill Associates, L.P.
    (A Virginia Limited Partnership)
Quartermill
Richmond, VA                  266          7,705,500           7,705,500        6,880,697               None          94%

One Main Place Housing
    Associates, LTD (1)
One Main Place
Little Elm, TX

Pilot Point Housing Associates, LTD (1)
Pilot Point
Pilot Point, TX

Sherwood Arms Housing
    Associates, LTD (1)
Sherwood Arms
Keene, TX







                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

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

Lakeway Colony Housing
    Associates, LTD (1)
Lakeway Colony
Lake Dallas, TX




                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Eaglewood VIII, L.P.
    (A Limited Partnership)
Eaglewood
Covington, TN                  40           255,000             255,000         1,100,289           FmHA             100%

Georgetown Associates II, L.P.
Georgetown II
Georgetown, DE                50          1,200,000           1,200,000         1,700,952           None             100%

Blue Mountain Associates, L.P.
(A Massachusetts Limited Partnership)
Granite V
Boston, MA                   217          5,774,113           5,774,113         9,400,000         Section 8           98%

Garden Plain Senior Apts., LTD (1)
Garden Plain
Garden Plain, KS

Fulton Associates I, L.P.
    (A Limited Partnership)
Fulton
Fulton, KY                    24            180,000             180,000           785,917           FmHA              100%

Lone Oak Housing Associates, LTD (1)
Lone Oak
Graham, TX





                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

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

Billings Family Housing, L.P. (1)
Cedar Tree
Billings, MO

Brownsville Associates, L.P. (1)
Brownsville
Brownsville, TN

Wayne Senior Housing, L.P. (1)
Sunnyhill Villa
Wayne, NE

Longview Apartments, L.P. (1)
Longview
Humbolt, KS




                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Horseshoe Bend Associates I, L.P. (1)
Horseshoe Bend
Horseshoe Bend, AR

Briarwood Associates II, L.P. (1)
Briarwood II
Lake Havasua, AZ

North Quail Run Housing
    Associates, LTD (1)
Quail Run
Iowa Park, TX

Smithville Rural Housing
    (A Limited Partnership) (1)
Smithville
Smithville, MO

Aurora Properties, LTD
    (A Limited Partnership) (1)
Aurora East Apartments
Denver, CO

Elver Park Limited Partnership II
Elver Park II
Madison, WI                 56               1,246,385        1,246,385         1,920,000             None               84%





                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Elver Park Limited Partnership III
Elver Park III
Madison, WI                    48         1,047,470            1,047,470        1,632,000             None            88%

Tuscon Trails Limited Partnership I
Tuscon Trails I
Madison, WI                    48         1,047,470            1,047,470        1,558,008             None            94%

Tuscon Trails Limited Partnership II
Tuscon Trails II
Madison, WI                    48         1,047,470            1,047,470        1,558,008             None            98%

Pleasant Plaza Housing L.P. (1)
Pleasant Plaza
Malden, MA

241 Pine Street Associates, L.P. (1)
241 Pine Street
Manchester, NH

Missouri Rural Housing of
Oak Grove, L.P.
Heather Oaks
Oak Grove, MO                  24           118,828              118,828          557,200             FmHA           100%

Wood Creek Associates
    (A New York Limited Partnership)
Wood Creek
Calcium, NY                   104         1,850,000            1,850,000        2,736,957             None           100%






                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Breckenridge Creste Apartments, L.P. (1)
Breckenridge
Duluth, GA

Willow Lake Partners II, L.P.
    (A Limited Partnership)
Willow Lake
Kansas City, MO               132            2,130,700            2,130,700     2,542,638            None             73%

Bolivar Senior Housing, L.P.
Ashton Heights
Bolivar, MO                    20               95,360               95,360       460,467            FmHA             100%

Lexington Associates I L.P.
    (A Limited Partnership)
Lexington Civic                24               95,000               95,000       880,004            FmHA              92%
Lexington, TN

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                 200            1,984,908              1,984,908     6,011,162          Section 8            98%

Susquehanna View, L.P.
Susquehanna View
Camp Hill, PA               201            2,194,314              2,194,314     8,361,710           Section 8           99%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR               20              131,865               131,865        631,758             FmHA              90%




                                                Capital Contributions
Local Limited Partnership                    Total                Total       Mtge. Loans
Property Name                Number of     Committed at        Paid through    payable at             Type of      Occupancy at
Property Location           Apt. Units    March 31, 2004     March 31, 2004   December 31, 2003      Subsidy*    March 31, 2004
------------------------- --------------- --------------   ---------------   -----------------     ----------   ---------------

Altheimer Associates I, L.P.
Altheimer
Altheimer, AR                  20            130,375              130,375         588,602            FmHA            100%

The Temple-Kyle L.P.
Kyle Hotel
Temple, TX                     64          1,624,100            1,624,100       1,388,829           Section 8        100%

Diversey Square Associates II
Diversey Square II
Chicago, IL                    48          1,031,825            1,031,825       2,591,141           Section 8        100%

Poplar Village, LTD
Poplar Village
Cumberland, KY                 36            283,945              283,945       1,183,800              None           94%
                             ------     -------------         ------------     ---------------
                             3,539      $ 52,671,274         $ 52,671,274      $   131,804,719
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

As previously reported, South Holyoke, located in Holyoke, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of its annual income. As of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to March 10, 2006). Properties unable to make full debt service payments were declared in default by MHFA. Due to the existing operating deficits and the dependence on these subsidies, South Holyoke has been declared in default on its mortgage obligations. The Local General Partner of South Holyoke negotiated an agreement with MHFA to restructure the SHARP debt as well as the mortgage on the Property. As part of the restructuring, the Partnership contributed additional capital of $100,000 to the Property in exchange for the right to put its interest to the Local General Partner at the end of the Property's Compliance Period, January 1, 2004. Effective January 4, 2004, the Managing General Partner exercised the put option. The Partnership no longer has an interest in this property. This sale resulted in taxable income projected to be approximately $5,329,000, or $53 per Unit.


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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

Item 14.   Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------


     Audit fees                                               $  26,320         $ 26,556
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB/A, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                          Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                  Date:   September 5, 2006
           -----------------------------                    -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                         Annual Report on Form 10-KSB/A
                        For the Year Ended March 31, 2004

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

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                    F-6

     Notes to the Financial Statements                                            F-7


             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Qualified Housing L.P. III (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Partnership's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Quartermill Associates, L.P. (A Virginia Limited Partnership), Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I, Tucson Trails Limited Partnership II, Riverfront Apartments, L.P., Blue Mountain Associates L.P. (A Massachusetts Limited Partnership) and Susquehanna View L.P. as of and for the year ended March 31, 2004 and Quartermill Associates, L.P. (A Virginia Limited Partnership), Elver Park Limited Partnership II, Elver Park Limited Partnership III, Tucson Trails Limited Partnership I, Tucson Trails Limited Partnership II, Missouri Rural Housing of Oak Grove, L.P., Wood Creek Associates (A New York Limited Partnership), Riverfront Apartments, L.P., Blue Mountain Associates L.P. (A Massachusetts Limited Partnership), Susquehanna View L.P., Columbia Townhouse Associates and L.P., Walker Woods Partners, L.P. as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Partnership's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $  54,813,088

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $53,978,368)                                       (43,982,120)

Cumulative cash distributions received from Local Limited Partnerships                              (4,656,771)
                                                                                                 --------------

Investments in Local Limited Partnerships before adjustments                                         6,174,197

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     4,813,762

   Cumulative amortization of acquisition fees and expenses                                         (1,587,364)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                                9,400,595

Impairment allowance on  investments in Local Limited Partnerships                                  (4,749,524)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   4,651,071
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                     2004              2003
                                                                                --------------   --------------

Net Loss per financial statements                                               $   (2,553,356)  $   (3,251,213)
Equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses
   for tax (financial reporting) purposes                                              182,363         (769,545)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                 (5,400,312)      (5,884,052)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (104,387)         257,987

Amortization not deductible for tax purposes                                            45,520           56,990

Provision for valuation of advances to Local Limited Partnerships,
   net of recovery not deductible for tax purposes                                     161,748           88,649

Provision for valuation of impaired note receivable not deductible
   for tax purposes                                                                          -           74,037

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                           -          972,711

Gain (loss) on sale of investments in Local Limited Partnerships for tax
   purposes in excess of gain on sale for financial reporting purposes                 839,605       (1,472,515)
Cash distributions included in net loss for financial reporting purposes               (36,471)        (295,195)
                                                                                --------------   --------------

Net Loss per tax return                                                         $   (6,865,290)  $  (10,222,146)
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes            Differences
                                                       ------------        --------------      --------------

   Investments in Local Limited Partnerships           $  4,651,071        $  (40,185,140)     $   44,836,211
                                                       ============        ==============      ==============
   Other assets                                        $    407,124        $   12,839,392      $  (12,432,268)
                                                       ============        ==============      ==============
   Liabilities                                         $  4,603,405        $    4,973,687      $      370,282
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