Form 10QSB
period 2006-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2006-11-14
CIK 839345

Microsoft Word 11.0.6502;








November 14, 2006


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended September 30, 2006 File Number 01-18462


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

For the quarterly period ended             September 30, 2006
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


For the transition period from                to
                               ----------              -------------


                         Commission file number 01-18462

        Boston Financial Qualified Housing Tax Credits L.P. III
        ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


     Delaware                                         04-3032106
-----------------------------------------     --------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106
--------------------------------------------      -----------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2006                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2006 and 2005                                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2006                          3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2006 and 2005                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    16

SIGNATURE                                                                                    17

CERTIFICATIONS                                                                               18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $    10,222,612
Investment securities, at fair value                                                                      498,750
Investments in Local Limited Partnerships (Note 1)                                                      1,278,986
Due from affiliate                                                                                        536,594
Other assets                                                                                               49,101
                                                                                                  ---------------
   Total Assets                                                                                   $    12,586,043
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       156,267
Accrued expenses                                                                                          201,331
                                                                                                  ---------------
   Total Liabilities                                                                                      357,598
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 12,229,695
Net unrealized losses on investment securities                                                             (1,250)
                                                                                                  ---------------
   Total Partners' Equity                                                                              12,228,445
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,586,043
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                                  Three Months Ended             Six Months Ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2006                2005                2006                2005
                                                ----------------   ----------------     ---------------     ----------
Revenue
   Investment                                   $        135,907    $         36,985    $       278,974     $        52,619
   Other                                                       -                   -                  -              16,778
                                                ----------------    ----------------    ---------------     ---------------
       Total Revenue                                     135,907              36,985            278,974              69,397
                                                ----------------    ----------------    ---------------     ---------------

Expenses:
   Asset management fees, affiliate                       27,541              47,124             55,082              94,248
   General and administrative
   (includes reimbursement to an affiliate
    in the amount of $73,645 and $98,563
    for the six months ended September 30, 2006
     and 2005, respectively)                              93,353             115,559            (11,728)            246,982
   Amortization                                              540               1,347              1,079               3,378
                                                ----------------    ----------------    ---------------     ---------------
       Total Expenses                                    121,434             164,030             44,433             344,608
                                                ----------------    ----------------    ---------------     ---------------

Income (loss) before equity in losses
   of Local Limited Partnerships and gain
   (loss) on disposal of investments in
   Local Limited Partnerships                             14,473            (127,045)           234,541            (275,211)

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (69,513)             (1,900)          (104,511)           (127,671)

Gain (loss) on disposal of investments in
   Local Limited Partnerships (Note 1)                   541,594              24,505          2,046,454            (416,573)
                                                ----------------    ----------------    ---------------     ---------------

Net Income (Loss)                               $        486,554    $       (104,440)   $     2,176,484     $      (819,455)
                                                ================    ================    ===============     ===============

Net Income (Loss) allocated:
   General Partners                             $          4,862    $         (1,045)   $        21,765     $        (8,195)
   Limited Partners                                      481,692            (103,395)         2,154,719            (811,260)
                                                ----------------    ----------------    ---------------     ---------------
                                                $        486,554    $       (104,440)   $     2,176,484     $      (819,455)
                                                ================    ================    ===============     ===============

Net Income (Loss) Per Limited Partner
   Unit (100,000 Units)                         $           4.82    $         (1.03)    $         21.55     $        (8.11)
                                                ================    ===============     ===============     ==============


The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2006
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses            Total

Balance at March 31, 2006                      $     100,491     $        5,000     $    9,947,720     $       (4,135)  $10,049,076
                                               -------------     --------------     --------------     =-------------   -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -              2,885         2,885
  Net Income                                          21,765                  -          2,154,719                  -     2,176,484
                                               -------------     --------------     --------------     --------------   -----------
Comprehensive Income                                  21,765                  -          2,154,719              2,885     2,179,369
                                               -------------     --------------     --------------     --------------   -----------

Balance at September 30, 2006                  $     122,256     $        5,000     $   12,102,439     $       (1,250)  $12,228,445
                                               =============     ==============     ==============     ==============   ===========

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)





                                                                                  2006                2005
                                                                              -------------     ---------------

Net cash used for operating activities                                        $     632,157      $  (1,829,403)

Net cash provided by investing activities                                         1,196,183          2,407,430
                                                                              -------------      -------------

Net increase in cash and cash equivalents                                         1,828,340            578,027

Cash and cash equivalents, beginning                                              8,394,272            890,729
                                                                              -------------      -------------

Cash and cash equivalents, ending                                             $  10,222,612      $   1,468,756
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2006:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $51,695,371)                                                                   (8,685,252)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,171,715)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              2,433,125

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                                (208,924)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,862,697

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,278,986
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $1,580,493. For the six months ended September 30, 2006, the Partnership has not recognized $1,475,982 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's investments in four Local Limited Partnerships were sold during the six months ended September 30, 2006, resulting in a gain of $2,046,454.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2006 or 2005 or net losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and/or 2005:

Quartermill Associates, L.P.                                                         2006                     2005
----------------------------                                                    ---------------           --------

Revenue                                                                                     N/A           $     506,805
Net Income                                                                                  N/A           $      21,153

Riverfront Apartments, L.P.

Revenue                                                                                     N/A           $     429,039
Net Loss                                                                                    N/A           $     (26,568)



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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,278,986 at September 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2006, the Partnership has cash and cash equivalents of $10,222,612, as compared with $8,394,272 at March 31, 2006. This increase is attributable to proceeds received from the sale of investments in Local Limited Partnerships and the maturity of investment securities.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2006, $10,721,362 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,369,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $11,904,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

For the three months ended September 30, 2006, the Partnership's operations resulted in a net income of $486,554 as compared to a net loss of $104,440 for the same period in 2005. The increase in net income is due to an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment revenue and a decrease in general and administrative expenses. The increase in gain on sale of investments in Local Limited Partnerships is due to large proceeds received from a Local Limited Partnership during the three months ended September 30, 2006.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds and the Partnership investing in more lucrative securities. The decrease in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the current period and decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Six Month Period

For the six months ended September 30, 2006, the Partnership's operations resulted in a net income of $2,176,484 as compared to a net loss of $819,455 for the same period in 2005. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in general and administrative expenses and an increase in investment income. The increase in gain on sale of investment in Local Limited Partnerships is due to the transfer of five Local Limited Partnerships with large proceeds during the six months ended September 30, 2006. The decrease in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the current period. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds and the Partnership investing in more lucrative securities.

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

As of September 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. It is unlikely that the disposition of either of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the six months ended September 30, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

Property Discussions

Six Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of June 30, 2006. One Property generates cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow, and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is currently expected to occur in the fiscal years ending March 31, 2008 and 2009 for Shoreline and Waterfront, respectively.

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

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, negatively impacted the Property's operations. Although the Property maintained a high level of occupancy, the Property's chronic below breakeven status was attributable to stagnant rental rates and high maintenance expenses. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The Partnership executed its put option on August 18, 2006, effectively transferring its interest to the Local General Partner for $5,000. The Compliance Period expired on December 31, 2004. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, due to operating deficits in 2002 and 2003 at Tucson Trails I and Tucson Trails II, located in Madison, Wisconsin, the Local General Partner proposed a refinancing of the Properties. At the same time, the same Local General Partner proposed a refinancing of the first mortgages of two other Properties, Elver Park II and Elver Park III, also located in Madison, Wisconsin, in which the Partnership had an interest but had enjoyed stable operations. The Managing General Partner agreed to the refinancing of all four Properties, and all four Properties closed on their new first mortgages in November 2003 with the Partnership receiving a total of $954,098 in cash from refinancing proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Managing General Partner and the Local General Partner also entered into call and put options whereby the Local General Partner received call options at the end of the Compliance Period of the Local Limited Partnerships for a nominal amount. If the calls were not exercised within a six-month period, the Partnership had the option to put its interests to the Local General Partner. The expiration of the Compliance Periods was no later than December 31, 2004 for any of the four Properties. Effective May 31, 2005, the Partnership's interests in all four Local Limited Partnerships were transferred to the Local General Partner. These sales resulted in 2005 taxable income of $834,815, or $8.35 per Unit. The Partnership no longer has an interest in these four Local Limited Partnerships.

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

As previously reported, the Managing General Partner had reached an agreement with the Local General Partner of West Dade and West Dade II, located in Miami, Florida, to sell the Partnership's interests in both Local Limited Partnerships, pending HUD's approval to a Modified Transfer of Physical Assets application. Upon further review, HUD's approval was not required. In June 2006, the Partnership received $1,502,777, or $15 per Unit, in exchange for the Partnership's interest in these Local Limited Partnerships. The proceeds from this transfer have been retained in Reserves in accordance with and as permitted by the Partnership Agreement. This transfer of interest will result in 2006 taxable income projected to be approximately $3,500,000, or $35 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

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

As previously reported, Quartermill, located in Richmond, Virginia, was sold in January 2006, resulting in net sales proceeds to the Partnership of $7,291,096 or $72.91 per Unit. In October 2006, the Partnership received additional sales proceeds of $536,594 or $5.37 per Unit. This sale is expected to result in 2006 taxable income projected to be approximately $8,300,000 or $83 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 14, 2006                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                         CREDITS L.P. III

                                         By:  Arch Street III, Inc.,
                                         its Managing General Partner




                                                        /s/Gary Mentesana
                                                        Gary Mentesana
                                                        President
                                                        Arch Street III, Inc.