Form 10QSB
period 2006-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2007-02-14
CIK 839345

Microsoft Word 11.0.6502;








February 14, 2007


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended December 31, 2006 File Number 01-18462


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

For the quarterly period ended                    December 31, 2006
                                      -----------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                               ---------------              ------------


  Commission file number 01-18462

          Boston Financial Qualified Housing Tax Credits L.P. III
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                   Delaware                     04-3032106
-------------------------------------       ----------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts             02110-1106
--------------------------------------------     ------------------------
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2006                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2006 and 2005                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2006                          3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2006 and 2005                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    16

SIGNATURE                                                                                    17

CERTIFICATIONS                                                                               18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $    11,009,894
Investments in Local Limited Partnerships (Note 1)                                                      1,238,850
Other assets                                                                                               15,057
                                                                                                  ---------------
   Total Assets                                                                                   $    12,263,801
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $        37,613
                                                                                                  ---------------
   Total Liabilities                                                                                       37,613

General, Initial and Investor Limited Partners' Equity                                                 12,226,188
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,263,801
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                  December 31,        December 31,        December 31,        December 31,
                                                      2006                2005                2006                2005
                                                ----------------   ----------------     ---------------     ---------------
Revenue
   Investment                                   $        109,078    $         17,418    $       388,052     $        70,037
   Other                                                   2,756              52,803              2,756              69,581
                                                ----------------    ----------------    ---------------     ---------------
       Total Revenue                                     111,834              70,221            390,808             139,618
                                                ----------------    ----------------    ---------------     ---------------

Expenses:
   Asset management fees, affiliate                       27,541              47,123             82,623             141,371
   General and administrative
     (includes reimbursement to an
     affiliate     in    the    amount    of
$58,803
     and $125,341 for the nine months
     ended December 31, 2006 and 2005,
     respectively)                                        47,664             126,213             35,936             373,195
   Amortization                                              539               1,689              1,618               5,067
                                                ----------------    ----------------    ---------------     ---------------
       Total Expenses                                     75,744             175,025            120,177             519,633
                                                ----------------    ----------------    ---------------     ---------------

Income (loss) before equity in losses of Local
   Limited Partnerships and gain
   (loss) on disposal of investments in
   Local Limited Partnerships                             36,090            (104,804)           270,631            (380,015)

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (39,597)           (119,892)          (144,108)           (247,563)

Gain (loss) on disposal of investments in
   Local Limited Partnerships (Note 1)                         -              10,872          2,046,454            (405,701)
                                                ----------------    ----------------    ---------------     ---------------

Net Income (Loss)                               $         (3,507)   $       (213,824)   $     2,172,977     $    (1,033,279)
                                                ================    ================    ===============     ===============

Net Income (Loss) allocated:
   General Partners                             $            (35)   $         (2,138)   $        21,730     $       (10,333)
   Limited Partners                                       (3,472)           (211,686)         2,151,247          (1,022,946)
                                                ----------------    ----------------    ---------------     ---------------
                                                $         (3,507)   $       (213,824)   $     2,172,977     $    (1,033,279)
                                                ================    ================    ===============     ===============

Net Income (Loss) Per Limited Partner
   Unit (100,000 Units)                         $         (0.04)    $         (2.12)    $         21.51     $       (10.23)
                                                ===============     ===============     ===============     ==============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2006
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses            Total

Balance at March 31, 2006                      $     100,491     $        5,000     $    9,947,720     $       (4,135)  $10,049,076
                                               -------------     --------------     --------------     =-------------   -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -              4,135         4,135
  Net Income                                          21,730                  -          2,151,247                  -     2,172,977
                                               -------------     --------------     --------------     --------------   -----------
Comprehensive Income                                  21,730                  -          2,151,247              4,135     2,177,112
                                               -------------     --------------     --------------     --------------   -----------

Balance at December 31, 2006                   $     122,221     $        5,000     $   12,098,967     $            -   $12,226,188
                                               =============     ==============     ==============     ==============   ===========

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)





                                                                                  2006                2005
                                                                              -------------     ----------- ---

Net cash used for operating activities                                        $    (156,505)     $  (2,614,866)

Net cash provided by investing activities                                         2,772,127          2,444,552
                                                                              -------------      -------------

Net increase (decrease) in cash and cash equivalents                              2,615,622           (170,314)

Cash and cash equivalents, beginning                                              8,394,272            890,729
                                                                              -------------      -------------

Cash and cash equivalents, ending                                             $  11,009,894      $     720,415
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2006:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $52,754,298)                                                                   (8,722,093)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,174,471)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              2,393,528

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                                (209,463)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,822,561

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,238,850
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $2,688,370. For the nine months ended December 31, 2006, the Partnership has not recognized $2,544,262 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's investments in four Local Limited Partnerships were sold during the nine months ended December 31, 2006, resulting in a gain of $1,509,860. Also, additional proceeds of $536,594 related to the prior sale of an investment in a Local Limited Partnership, which took place during the year ended March 31, 2006, were received on October 18, 2006.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2006 or 2005 or net losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and/or 2005:

Quartermill Associates, L.P.                                                         2006                     2005
----------------------------                                                    ---------------           --------

Revenue                                                                                     N/A           $     535,938
Net Loss                                                                                    N/A           $     (47,534)

Riverfront Apartments, L.P.

Revenue                                                                         $       429,355           $     433,650
Net Loss                                                                        $       (39,997)          $     (40,435)

Westgate Associates I, L.P.

Revenue                                                                         $        25,727                     N/A
Net Loss                                                                        $        (4,678)                    N/A



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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,238,850 at December 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At December 31, 2006, the Partnership has cash and cash equivalents of $11,009,894, as compared with $8,394,272 at March 31, 2006. This increase is attributable to proceeds received from the sale of investments in Local Limited Partnerships and the maturity of investment securities.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2006, $11,009,894 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,369,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $12,193,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

For the three months ended December 31, 2006, the Partnership's operations resulted in a net loss of $3,507 as compared to a net loss of $213,824 for the same period in 2005. The decrease in net loss is due to an increase in investment revenue and a decrease in general and administrative expenses. These are partially offset by a decrease in other income. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds and the Partnership investing in more lucrative securities. The decrease in general and

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

administrative expenses is due to decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in other income is due to the decrease in distributions from Local Limited Partnerships with a carrying value of zero.

Nine Month Period

For the nine months ended December 31, 2006, the Partnership's operations resulted in a net income of $2,172,977 as compared to a net loss of $1,033,279 for the same period in 2005. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in general and administrative expenses and an increase in investment income. These are partially offset by a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of four Local Limited Partnerships with large proceeds during the nine months ended December 31, 2006. The decrease in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the current period and decreased charges from an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds and the Partnership investing in more lucrative securities. The decrease in other income is due to the decrease in distributions from Local Limited Partnerships with a carrying value of zero.

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

As of December 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. It is unlikely that the disposition of either of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the nine months ended December 31, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February 2007 or March 2007.

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

Property Discussions


Four Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of September 30, 2006. Three Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.


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


As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, continue to explore an exit strategy that will result in the disposal of the Partnership's interest in the Local Limited Partnership.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2007             BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                     CREDITS L.P. III

                                     By:  Arch Street III, Inc.,
                                          its Managing General Partner




                                          /s/Gary Mentesana
                                          Gary Mentesana
                                          President
                                          Arch Street III, Inc.