Form 10KSB
period 2007-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2007-07-16
CIK 839345

Microsoft Word 11.0.6502;







July 16, 2007


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


        Boston Financial Qualified Housing Tax Credits L.P. III
        Annual Report on Form 10-KSB for Year Ended March 31, 2007 File Number 01-18462


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

For the fiscal year ended March 31, 2007

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                $99,610,000 as of March 31, 2007

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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12



                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-11
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-11

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-11
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-12
   Item 7     Financial Statements and Supplementary Data              K-18
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-18
   Item 8A    Controls and Procedures                                  K-18
   Item 8B    Other Information                                        K-19

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-19
   Item 10    Management Remuneration                                  K-20
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-20
   Item 12    Certain Relationships and Related
              Transactions                                             K-20
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-22
   Item 14.   Principal Accountant Fees and Services                   K-22

SIGNATURES                                                             K-23

CERTIFICATIONS                                                         K-24

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

The Partnership originally invested as a limited partner in sixty-nine other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code by the Tax Reform Act of 1986 (the "Code"). The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified Limited Partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
   Properties owned by                                                                              Interest
  Local Limited Partnerships                              Location                                   Acquired

West Dade (1)                                            Miami, FL                                  12/31/88
West Dade II (1)                                         Miami, FL                                  12/31/88
Regency Square (1)                                       Dayton, OH                                 03/13/89
Westwood Manor (1)                                       Flint, MI                                  02/21/89
Rolling Hills (1)                                        Dayton, OH                                 03/13/89
Boulevard Commons II (1)                                 Chicago, IL                                04/04/89
Boulevard Commons IIA (1)                                Chicago, IL                                04/04/89
Fox Run Housing  (1)                                     Victoria, TX                               04/07/89
Waterfront                                               Buffalo, NY                                04/28/89
Shoreline                                                Buffalo, NY                                04/28/89
Colony Apartments (1)                                    Columbia, SC                               05/19/89
Admiral Court (1)                                        Philadelphia, PA                           06/07/89
Crestwood (1)                                            Bridgeport, TX                             06/05/89
Elmwood Delmar (1)                                       Aurora, CO                                 05/16/89
El Jardin (1)                                            Davie, FL                                  06/14/89
Ashley Place (1)                                         Orlando, FL                                06/23/89
Willowick (1)                                            Gainesville, TX                            06/30/89
Kirkendall Heights (1)                                   Ellsworth, KS                              07/19/89
Bentley Hill (1)                                         Syracuse, KS                               06/30/89
Columbia Townhouses (1)                                  Burlington, IA                             07/28/89
Quartermill (1)                                          Richmond, VA                               08/02/89
Ponca Manor (1)                                          Satanta, KS                                07/28/89
Pearl Place (1)                                          Rossville, KS                              07/28/89
Crown Point (1)                                          Venus, TX                                  08/22/89
Godley Arms (1)                                          Godley, TX                                 08/25/89
Pilot Point (1)                                          Pilot Point, TX                            08/22/89
Sherwood Arms (1)                                        Keene, TX                                  08/22/89
South Holyoke (1)                                        Holyoke, MA                                08/29/89
Walker Woods                                             Dover, DE                                  08/30/89
Lakeway Colony (1)                                       Lake Dallas, TX                            08/30/89
One Main Place (1)                                       Little Elm, TX                             08/22/89
Eaglewood (1)                                            Covington, TN                              09/06/89
Harbour View (1)                                         Staten Island, NY                          09/29/89
Georgetown II (1)                                        Georgetown, DE                             09/28/89
Granite V (1)                                            Boston, MA                                 09/29/89
Garden Plain (1)                                         Garden Plain, KS                           08/09/89
Fulton (1)                                               Fulton, KY                                 10/05/89
Lone Oak (1)                                             Graham, TX                                 10/06/89
Hallet West (1)                                          Hallettsville, TX                          11/20/89
Glenbrook (1)                                            St. Jo, TX                                 10/06/89
Eagles Nest (1)                                          Decatur, TN                                10/06/89
Billings Family (1)                                      Billings, MO                               08/09/89





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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 34.00%, have AIMCO Properties as Local General Partner; (ii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 38.05%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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



                                                          Capital Contributions
Local Limited Partnership                         Total              Paid             Mtge. Loans                      Occupancy at
Property Name                  Number of      Committed at         Through           Payable at          Type of          March 31,
Property Location              Apts Units    March 31, 2007     March 31, 2007     December 31, 2006    Subsidy *            2007

Shoreline Limited Partnership
Shoreline
Buffalo, NY                        142            1,079,318            1,079,318        9,475,509         None                  44%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                        472            3,597,307            3,597,307        32,863,612        None                 60%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                           52            1,452,380            1,452,380         2,797,101        None                  87%

Wood Creek Associates
     (A New York Limited Partnership)
Wood Creek
Calcium, NY                         104            1,850,000           1,850,000         2,428,128         None                 94%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                         199            1,984,908           1,984,908          5,540,646       Section 8            100%
Susquehanna View, L.P.

Susquehanna View. L.P.
Camp Hill, PA                       201            2,194,314           2,194,314          7,887,599       Section 8             99%

Westgate Associates I, L.P.
Fouche Valley
Perryville, AR                       20              131,865            131,865           1,086,932        FmHA                 95%

                                   1,190       $  12,290,092      $  12,290,092 $        62,079,527



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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

With respect to the Partnership, the Settlement Agreement provides options, subject to various conditions, to purchase the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for an aggregate price of $1,500,000.

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

As of March 31, 2007, there were 5,015 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distribution was paid in the years ended March 31, 2007 and 2006.

Item 6.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2007, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the twelve months ended March 31, 2007.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,158,609 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At March 31, 2007, the Partnership has cash and cash equivalents of $10,969,239, as compared with $8,394,272 at March 31, 2006. The increase is attributable to proceeds received from sale of investments in Local Limited Partnerships and proceeds from maturities of investments. These increases are partially offset by cash used for operations. Cash used for operations includes $110,163 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2007, $10,969,239 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,378,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $12,161,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2007 resulted in net income of $1,995,791 compared to net income of $5,224,089 for the year ended March 31, 2006. The decrease in net income is primarily due to a decrease in gain on sale of investments in Local Limited Partnerships, offset by a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and an increase in investment revenue. The decrease in gain on sale of investments in Local Limited Partnerships is due to the transfer of four Local Limited Partnerships during the current year compared to twelve Local Limited Partnerships in the prior year. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. General and administrative costs decreased primarily due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership, partially offset by increased legal expenses associated with litigation in which the Partnership is involved and increased expenses associated with auditing the Partnership's financial statements. The increase in investment revenue is primarily due to the Partnership having higher cash balance in the current year from proceeds received from sale of investments in Local Limited Partnerships.

Low-Income Housing Tax Credits

The 2006 and 2005 Tax Credits per Unit for individuals were $0.00 and $0.04, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Four Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of December 31, 2006. Three Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, Fox Run Housing, located in Victoria, Texas, experienced operating deficits in 2003 and the first half of 2004 due to decreased revenues and increased expenses. The Property also suffered from deferred maintenance and failed two consecutive HUD physical inspections in February and July 2004. In addition, the Property defaulted on its HUD-insured mortgage loan in December 2003. Since the Property generated its last Tax Credits in 1999 and in order to minimize risk to the Partnership, the Managing General Partner decided in late August 2004 to transfer the Partnership's interest to an unaffiliated third party in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. On September 15, 2005, the Partnership, in exchange for the sale of the Contingent Note, received $2,083 from the previously mentioned unaffiliated third party. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership, as HUD approved the transfer effective July 15, 2005. This sale resulted in 2005 taxable income of $810,644, or $8.11 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer the Partnership's interest in Poplar Village, located in Cumberland, Kentucky, to the unaffiliated entity or its designee. The Managing General Partner had the right to put its interest in the Local Limited Partnership at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. However, on September 15, 2005, the Partnership renegotiated the put option entered into with the previously mentioned unaffiliated third party instead. Effective January 1, 2006, the Partnership put its interest in Poplar Village to an unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a Contingent Note interest. This transfer resulted in 2006 taxable income of $336,945 or $3.37 per Unit. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, during 1995 Kyle Hotel, located in Temple, Texas, defaulted on its mortgage and the lender placed the Local Limited Partnership in bankruptcy. Under the subsequent reorganization, the Local General Partner was replaced by an affiliate of the Managing General Partner, and the Partnership purchased the outstanding debt on the Property. The Property makes mortgage payments in the amount of available cash flow to the Partnership. The Property has consistently enjoyed high occupancy over the past several months. However, commercial rental revenue has been eliminated by the inability to lease the commercial space due to its odd configuration. On December 30, 2004, the Managing General Partner transferred the Local General Partner interest in the Local Limited Partnership from an affiliate of the Managing General Partner to an affiliate of the Temple Housing Authority, and the Partnership received net proceeds of $208,000 for this Local General Partner interest. At that time, a put option agreement was entered into between the Partnership and the Temple Housing Authority that could be exercised any time subsequent to the end of the Property's Compliance Period, which ended on December 31, 2005. The Partnership exercised its put option, transferring its interest in the Local Limited Partnership on January 1, 2006. The Partnership received approximately $206,000 for this interest in January 2006. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This transfer resulted in a 2006 taxable loss of $1,995,938 or $19.96 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, effective January 1, 2006, the Partnership put its interest to an unaffiliated party in Altheimer, located in Altheimer, Arizona and Heather Oaks, located in Oak Grove, Missouri, for approximately $2,100 each. The Managing General Partner determined that these Properties had no residual value in excess of the Properties' debt and putting the Partnership's interests in the Local Limited Partnerships for $2,100 per property was in the best interest of the Partnership. These transfers resulted in 2006 taxable income of $179,030 and $140,821 for Altheimer and Heather Oaks, respectively, or a combined $3.20 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, Quartermill, located in Richmond, Virginia, and was sold in January 2006, resulting in net sales proceeds to the Partnership of $7,291,096 or $72.91 per Unit. In October 2006, the Partnership received additional sales proceeds of $536,594 or $5.37 per Unit. This sale resulted in 2006 taxable income of $11,464,667 or $114.65 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, an agreement had been reached, between the Managing General Partner and the Local General Partner of Diversey Square, located in Chicago, Illinois on the disposition of the Partnership's interest during the first half of 2006. This disposition occurred on February 15, 2006 upon receipt of HUD's approval of the Transfer of Physical Asset application. The Partnership received approximately $300,000 or $3 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This transfer of Partnership interest resulted in 2006 taxable income of $1,138,692, or $11.39 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Local Limited Partnership since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Local Limited Partnership to the unaffiliated entity for a nominal amount. On September 15, 2005, the Partnership effectively disposed of its interest in Elmwood Delmar when the fund received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this transfer in Reserves. HUD's June 6, 2006 approval to a Transfer of Physical Assets application completed the transfer of the Partnership's interest in this Local Limited Partnership to the third party. This transfer of Partnership interest will result in 2006 taxable income projected to be approximately $829,245, or $8.29 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner had reached an agreement with the Local General Partner of West Dade and West Dade II, located in Miami, Florida, to sell the Partnership's interests in both Local Limited Partnerships, pending HUD's approval to a Modified Transfer of Physical Assets application. Upon further review, HUD's approval was not required. In June 2006, the Partnership received $1,502,777, or $15 per Unit, in exchange for the Partnership's interest in these Local Limited Partnerships. The proceeds from this transfer have been retained in Reserves in accordance with and as permitted by the Partnership Agreement. These transfer of interests resulted in 2006 taxable income of $3,040,190, or $30.40 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, negatively impacted the Property's operations. Although the Property maintained a high level of occupancy, the Property's chronic below breakeven status was attributable to stagnant rental rates and high maintenance expenses. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The Partnership executed its put option on August 18, 2006, effectively transferring its interest to the Local General Partner for $5,000. This transfer resulted in a 2006 taxable loss of $1,340,871 or $13.41 per Unit. The Compliance Period expired on December 31, 2004. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, continue to explore an exit strategy that will result in the disposal of the Partnership's interest in the Local Limited Partnership. Net sales proceeds, if any, and taxable income resulting from the eventual sale of this property are inestimable at this time.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, will be terminated upon the sale of the Property in early 2008. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $366,000, or $3.66 per Unit. This sale would result in taxable income projected to be approximately $843,000, or $8.43 per Unit.

In connection with the Settlement Agreement described in the "Legal Proceedings" section above, the Partnership has granted an option, subject to various conditions, to sell its interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for a price of $1,500,000 specified in the Settlement Agreement.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Partnership's principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.



Item 8B.  Other Information

The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007: Form 8-K dated February 27, 2007

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the"Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in August 1988.
The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Gary Mentesana                                   Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                              Amount
 Title of         Name and Address of      Beneficially
  Class            Beneficial Owner            Owned          Percent of Class

 Limited          Danford M. Baker          10,005 Units             10.01%
 Partner          600 Orange Grove Circle
                  Pasadena, CA 91105

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2007. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference.>

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2007 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. $11,832,395 of organization fees and expenses and selling expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2007 are as follows:

                                                2007                  2006

Asset management fees                       97,824        $        168,911

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:

                                                  2007              2006

Salaries and benefits expense reimbursements $  73,537        $   162,164

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in the two years ended March 31, 2007.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2007 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                         2007                  2006

Audit fees                      $       87,530           $    75,229
Tax fees                        $        2,400           $     2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Gary Mentesana                Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street III, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Gary Mentesana               Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street III, Inc.


     By:   /s/Michael H. Gladstone          Date:   July 16, 2007
           Michael H. Gladstone
           Vice President
           Arch Street III, Inc.

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                     (A Limited Partnership)

                                 Annual Report on Form 10-KSB
                               For the Year Ended March 31, 2007

                                         Index


                                                                   Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2007 and 2006                     F-2

Report of Independent Registered Public Accounting Firm for the    F-3
year ended December 31, 2005 for Riverfront Apartments Limited
Partnership (A Limited Partnership)


Financial Statements

Balance Sheet - March 31, 2007                                     F-4

     Statements of Operations - For the years ended
       March 31, 2007 and 2006                                     F-5

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2007 and 2006  F-6

     Statements of Cash Flows - For the years ended
      March 31, 2007 and 2006                                      F-7

     Notes to the Financial Statements                             F-8

         Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Financial Qualified Housing Credits Limited Partnership III

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership III ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in the local limited partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of River Front Apartments Limited Partnership ("River Front"), investments in which the Partnership's investment in River Front is stated at $1,366,836 at March 31, 2006, and the Partnership's equity in earnings (losses) of River Front is stated at ($139,991) for the year ended March 31, 2006. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for River Front, is based solely upon the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

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

/s/Carter & Company
Destin, Florida
January 20, 2006

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                  (A Limited Partnership)



                                 BALANCE SHEET
                                 March 31, 2007




         Assets

Cash                                                                                              $    10,969,239
Investment in Local Limited Partnerships (Note 3)                                                       1,158,609
   Total Assets                                                                                   $    12,127,848

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                                  15,201
Accrued expenses                                                                                           63,645
   Total Liabilities                                                                                       78,846

General, Initial and Investor Limited Partners' Equity                                                 12,049,002
   Total Liabilities and Partners' Equity                                                         $    12,127,848


    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                 (A Limited Partnership)



                                   STATEMENTS OF OPERATIONS
                           For the Years Ended March 31, 2007 and 2006



                                                                                   2007                   2006
   Revenue:
   Investment                                                                $        389,754       $       114,922
   Other                                                                                2,756                20,581
     Total Revenue                                                                    392,510               135,503

Expense:
   Asset management fees, affiliate  (Note 4)                                          97,824               168,911
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $73,537 and  $162,164 in 2007 and
     2006, respectively) (Note 4)                                                     119,382               503,293
   Amortization                                                                         2,157                 6,755
     Total Expenses                                                                   219,363               678,959

Income (loss) before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                      173,147              (543,456)

Equity in losses of Local Limited Partnerships (Note 3)                              (223,810)             (355,989)

Gain on sale of investments in Local Limited Partnerships (Note 3)                  2,046,454             6,123,534

Net Income                                                                   $      1,995,791       $     5,224,089

Net Income allocated:
   General Partners                                                          $         19,958       $       928,045
   Limited Partners                                                                 1,975,833             4,296,044
                                                                             $      1,995,791       $     5,224,089
Net Income per Limited Partner Unit
   (100,000 Units)                                                           $          19.76       $         42.96




     The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                        (A Limited Partnership)

                               STATEMENTS OF CHANGES IN PARTNERS'EQUITY
                              For the Years Ended March 31, 2007 and 2006





                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses         Total

Balance at March 31, 2005                      $    (827,554)    $        5,000     $    5,651,676     $     -         $4,829,122

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                                                                (4,135)           (4,135)
  Net Income                                         928,045                  -          4,296,044            -           5,224,089
Comprehensive Income (Loss)                          928,045                  -          4,296,044       (4,135)         5,219,954

Balance at March 31, 2006                            100,491              5,000          9,947,720       (4,135)        10,049,076

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -         4,135             4,135
  Net Income                                          19,958                  -          1,975,833            -          1,995,791
Comprehensive Income                                  19,958                  -          1,975,833         4,135          1,999,926

Balance at March 31, 2007                      $     120,449     $        5,000     $   11,923,553     $     -      $   12,049,002



    The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                       (A Limited Partnership)




                                       STATEMENTS OF CASH FLOWS
                           For the Years Ended March 31, 2007 and 2006



                                                                                 2007                     2006
Cash flows from operating activities:
   Net Income                                                              $      1,995,791         $     5,224,089
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 223,810                 355,989
     Gain on sale of investments in Local Limited
       Partnerships                                                              (2,046,454)             (6,123,534)
     Amortization                                                                     2,157                   6,755
     Cash distribution included in net income                                        (2,756)                (20,581)
     Other non-cash item                                                               (936)                      -
     Accretion                                                                            -                  (3,114)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   7,128                  (7,128)
       Due to affiliate                                                             (12,339)             (2,222,869)
       Accrued expenses                                                            (363,561)                 57,362
Net cash used for operating activities                                             (197,160)             (2,733,031)

Cash flows from investing activities:
   Purchases of investment securities                                                     -                (720,950)
   Proceeds from maturities of investment securities                                725,000                       -
   Cash distribution received from Local Limited Partnerships                         2,756                 115,205
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         2,044,371              10,840,236
   Deposit on sale                                                                        -                   2,083
Net cash provided by investing activities                                         2,772,127              10,236,574

Net increase in cash and cash equivalents                                         2,574,967               7,503,543

Cash and cash equivalents, beginning                                              8,394,272                 890,729

Cash and cash equivalents, ending                                          $     10,969,239         $     8,394,272






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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2007, the Managing General Partner has designated $10,969,239 as Reserves.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                 (A Limited Partnership)
                     NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,158,609 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investment in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgage or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Partnership.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                   NOTES TO THE FINANCIAL STATEMENTS (continued)


3.Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $53,591,921)                                                                   (8,801,795)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,174,471)

Investments in Local Limited Partnerships before adjustments                                              2,313,826

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                                (210,002)

Investments in Local Limited Partnerships before valuation allowance                                      2,742,320

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)

Investments in Local Limited Partnerships                                                           $     1,158,609

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2006 and 2005 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2006                2005
Assets:
   Investment property, net                                                  $     20,587,018    $    45,233,305
   Other assets                                                                     3,280,506          7,517,536
     Total Assets                                                            $     23,867,524    $    52,750,841

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     62,079,527    $    90,762,360
   Other liabilities                                                               12,927,320         16,468,037
     Total Liabilities                                                             75,006,847        107,230,397

Partnership's deficiency                                                          (51,330,889)       (54,039,883)
Other partners' equity (deficiency)                                                   191,566           (439,673)
     Total Partners' Deficiency                                                   (51,139,323)       (54,479,556)
     Total Liabilities and Partners' Deficiency                              $     23,867,524    $    52,750,841

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2006                2005

Rental and other income                                                      $      7,537,984    $    15,338,273

Expenses:
   Operating                                                                        5,735,175         11,185,696
   Interest                                                                         3,696,730          6,377,993
   Depreciation and amortization                                                    1,446,828          3,288,455
     Total Expenses                                                                10,878,733         20,852,144

Net Loss                                                                     $     (3,340,749)   $    (5,513,871)

Partnership's share of Net Loss                                              $     (3,307,833)   $    (5,487,694)
Other partners' share of Net Loss                                            $        (33,407)   $      (495,776)

For the years ended March 31, 2007 and 2006, the Partnership has not recognized $3,346,705 and $5,160,705, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $346 and $29,000 were included in losses recognized in the years ended March 31, 2007 and 2006, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($51,330,889) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $2,313,826 primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

The Partnership's investments in four Local Limited Partnerships were sold during the year ended March 31, 2007 resulting in a gain of $1,509,860. For the year ended March 31, 2007, the Partnership recognized $262,336 of equity in losses from Local Limited Partnerships whose financial information is not included in the above financial information.

Also, additional proceeds of $536,594 related to the prior sale of an investment in a Local Limited Partnerships which took place during the year ended March 31, 2006, were received in October, 2006.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $97,824 and $168,911 for the years ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $15,201 is payable for Asset Management Fees. During the years ended March 31, 2007 and 2006, $110,163 and $736,285, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $73,537 and $162,164, respectively, that the Partnership has incurred for these expenses. During the years ended March 31, 2007 and 2006, salaries and benefits of $73,537 and $1,818,000, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2007, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.


In December 2006, Partnership cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Partnership (approximately $251,000) to the Partnership in July 2007.


5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2007 and 2006 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                  2006

Net Income per financial statements                                            $    1,995,791         $   5,224,089

Equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in
    losses for tax (financial reporting) purposes                                  (3,851,977)               75,272

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (3,346,359)           (5,131,705)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (15,805)             (154,834)

Amortization not deductible for tax purposes                                            2,157                 6,755

Gain on sale of investments in Local Limited Partnership for tax
   purposes in excess of gain on sale for financial reporting purposes             11,760,999             2,764,254

Cash distributions included in net income for financial
   reporting purposes                                                                  (2,756)              (20,581)

Net Income per tax return                                                      $    6,542,050         $   2,763,250


                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                   (A Limited Partnership)

                    NOTES TO THE FINANCIAL STATEMENTS (continued)


5. Federal Income Taxes (continued)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    1,158,609     $  (44,160,611)     $   45,319,220
Other assets                                                $   10,969,239     $   22,857,346      $  (11,888,107)
Liabilities                                                 $       78,846     $       37,613      $       41,233

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $47,113,000 greater than for financial reporting purposes, including approximately $53,592,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a valuation allowance of approximately $1,584,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $210,000; and (iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.