Form 10QSB
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2007-08-14
CIK 839345

August 14, 2007


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended June 30, 2007
       File Number 01-18462


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

For the quarterly period ended                 June 30, 2007
                                  ---------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                              to
                               ------------------      ---------------


                         Commission file number 01-18462

              Boston Financial Qualified Housing Tax Credits L.P. III
             (Exact name of registrant as specified in its charter)



                Delaware                              04-3032106
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106

    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911

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
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2007                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2007 and 2006                                                2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Three Months Ended June 30, 2007                             3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2007 and 2006                                          4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial                                    7
           Condition and Results of Operations

Item 3.  Controls and Procedures                                                             12

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14

CERTIFICATIONS                                                                               15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                        4
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $    10,911,469
Investment in Local Limited Partnerships (Note 1)                                                       1,102,117
                                                                                                  ---------------
   Total Assets                                                                                   $    12,013,586
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        30,402
Accrued expenses                                                                                           48,464
                                                                                                  ---------------
   Total Liabilities                                                                                       78,866

General, Initial and Investor Limited Partners' Equity                                                 11,934,720
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,013,586
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)




                                                                                 2007                     2006
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         10,652        $        143,067
                                                                           -----------------       ----------------

Expenses:
   Asset management fees, affiliate                                                  15,201                  27,541
   General and administrative (includes reimbursements
     to an affiliate in the amount of $19,049 and
     $36,823 in 2007 and 2006, respectively)                                         53,241                (105,081)
   Amortization                                                                         539                     539
                                                                           ----------------         ----------------
     Total Expenses                                                                  68,981                 (77,001)
                                                                           ----------------         ----------------

Income (Loss) before equity in losses of Local Limited Partnerships
   and gain on disposal of investments in Local Limited Partnerships                (58,329)                220,068

Equity in losses of Local Limited Partnerships (Note 1)                             (55,953)                (34,998)

Gain on disposal of investments in Local Limited
   Partnerships                                                                           -               1,504,860
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $       (114,282)       $      1,689,930
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         (1,143)       $         16,899
   Limited Partners                                                                (113,139)              1,673,031
                                                                           ----------------        ----------------
                                                                           $       (114,282)       $      1,689,930
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (100,000 Units)                                                         $          (1.13)       $          16.73
                                                                           ================        ================




    The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2007                      $     120,449     $        5,000     $   11,923,553     $   12,049,002

Net Loss                                              (1,143)                 -           (113,139)          (114,282)
                                               -------------     --------------     --------------      --------------

Balance at June 30, 2007                       $     119,306     $        5,000     $   11,810,414     $   11,934,720
                                               =============     ==============     ==============      ==============

    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)




                                                                                  2007                 2006
                                                                              -------------       ---------

Net cash provided by (used for) operating activities                          $     (57,770)      $      64,082

Net cash provided by investing activities                                                 -           1,727,777
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                                (57,770)          1,791,859

Cash and cash equivalents, beginning                                             10,969,239           8,394,272
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $  10,911,469       $  10,186,131
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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $54,363,013)                                                                   (8,857,748)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,174,471)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              2,257,873

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                                (210,541)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,685,828

Valuation allowance on investments in Local Limited Partnerships                                         (1,583,711)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     1,102,117
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

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $827,045. For the three months ended June 30, 2007, the Partnership has not recognized $771,092 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Riverfront Apartments, L.P.                    2007                     2006
---------------------------               ---------------           --------

Revenue                              $       433,550           $     432,591
Net Loss                             $       (56,518)          $     (35,352)

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,102,117 at June 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2007, the Partnership has cash and cash equivalents of $10,911,469, as compared with $10,969,239 at March 31, 2007. This decrease is attributable to cash used for operations.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2007, $10,911,469 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $12,104,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the three months ended June 30, 2007, the Partnership's operations resulted in a net loss of $114,282 as compared to net income of $1,689,930 for the same period in 2006. The decrease in net income is primarily due to a gain on sale of investments in Local Limited Partnerships recognized in the 2006 period, a decrease in investment income and an increase in general and administrative expenses. The decrease in investment income is primarily attributable to the Partnership depositing cash in to a non-interest bearing account for part of the three months ended June 30, 2007. The increase in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the same period in 2006.

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

As of June 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in four Local Limited Partnerships. The Partnership did not dispose of any Local Limited Partnership interests during the three months ended March 31, 2007.

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

Property Discussions

Four Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of March 31, 2007. Three Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Local Limited Partnership since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Local Limited Partnership to the unaffiliated entity for a nominal amount. On September 15, 2005, the Partnership effectively disposed of its interest in Elmwood Delmar when the fund received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this transfer in Reserves. HUD's June 6, 2006 approval to a Transfer of Physical Assets application completed the transfer of the Partnership's interest in this Local Limited Partnership to the third party. This transfer of Partnership interest resulted in 2006 taxable income of $829,245, or $8.29 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is currently expected to occur in the fiscal years ending March 31, 2008 and 2009 for Shoreline and Waterfront, respectively. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000 or $440 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that may result in the 2007 disposal of the Partnership's interest in the Local Limited Partnership. The Managing General Partner has reached a tentative agreement with the Local General Partner to begin marketing the Property for sale in August of 2007. In accordance with the terms of the listing agreement, the Managing General Partner estimates this transaction will result in net proceeds to the Partnership of approximately $750,000, or $7.50, per Unit. The Managing General Partner estimates that a sale, under the proposed terms, will result in taxable income projected to be approximately $800,000, or $8.00, per Unit.

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



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Partnership's internal control over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2007

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 14, 2007  BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                       By:  Arch Street III, Inc.,
                                            its Managing General Partner



                                            /s/Gary Mentesana
                                             Gary Mentesana
                                             President
                                             Arch Street III, Inc.