Form 10QSB
period 2007-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2007-11-14
CIK 839345

November 14, 2007


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. III
       Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 01-18462


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

For the quarterly period ended                          September 30, 2007
                                       --------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from____________ to______________


                         Commission file number 01-18462

                Boston Financial Qualified Housing Tax Credits L.P. III
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                   Delaware                          04-3032106
-------------------------------------------   -------------- ------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts               02110-1106
--------------------------------------------    -------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     Page No.
------------------------------                                     --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2007                    1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2007 and 2006                        2

         Statement of Changes in Partners' Equity (Unaudited) -
           For the Six Months Ended September 30, 2007                     3

         Statements of Cash Flows (Unaudited) - For the Six
           Months Ended September 30, 2007 and 2006                        4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7


Item 3.  Controls and Procedures                                          13


PART II - OTHER INFORMATION


Items 1-6                                                                 14

SIGNATURE                                                                 15

CERTIFICATIONS                                                            16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $    11,291,669
Investment in Local Limited Partnerships (Note 1)                                                       1,006,391
                                                                                                  ---------------
   Total Assets                                                                                   $    12,298,060
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $       100,420
Accrued expenses                                                                                           44,412
                                                                                                  ---------------
   Total Liabilities                                                                                      144,832

General, Initial and Investor Limited Partners' Equity                                                 12,153,228
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    12,298,060
                                                                                                  ===============




    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)



                                                                  Three Months Ended             Six Months Ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2007                2006                2007                2006
                                                ----------------   ----------------     ---------------     ----------
Revenue
   Investment                                   $        396,771    $        135,907    $       407,423     $       278,974
   Other                                                     895                   -                895                   -
                                                ----------------    ----------------    ---------------     ---------------
       Total Revenue                                     397,666             135,907            408,318             278,974
                                                ----------------    ----------------    ---------------     ---------------

Expenses:
   Asset management fees, affiliate                       15,201              27,541             30,402              55,082
   General and administrative
     (includes reimbursement to an
     affiliate     in    the    amount    of
$35,658
     and $73,645 for the six months
     ended September 30, 2007 and 2006,

     respectively)                                        68,230              93,353            121,472            (11,728)
   Amortization                                              540                 540              1,079               1,079
                                                ----------------    ----------------    ---------------     ---------------
       Total Expenses                                     83,971             121,434            152,953              44,433
                                                ----------------    ----------------    ---------------     ---------------


Income  before equity in losses of
   Local Limited Partnerships and gain
   on disposal of investments in

   Local Limited Partnerships                            313,695              14,473            255,365             234,541


Equity in losses of Local Limited
   Partnerships (Note 1)                                 (95,186)            (69,513)          (151,139)          (104,511)

Gain on disposal of investments in
   Local Limited Partnerships                                  -             541,594                  -           2,046,454
                                                ----------------    ----------------    ---------------     ---------------


Net Income                                      $        218,509    $        486,554    $       104,226     $     2,176,484
                                                ================    ================    ===============     ===============


Net Income  allocated:

   General Partners                             $          2,185    $          4,862    $         1,042     $        21,765
   Limited Partners                                      216,324             481,692            103,184           2,154,719
                                                ----------------    ----------------    ---------------     ---------------
                                                $        218,509    $        486,554    $       104,226     $     2,176,484
                                                ================    ================    ===============     ===============


Net Income Per Limited Partner

   Unit (100,000 Units)                         $           2.16    $           4.82    $          1.03     $         21.55
                                                ================    ================    ===============     ===============





    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2007
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2007                      $     120,449     $        5,000     $   11,923,553     $   12,049,002


Net Income                                             1,042                  -            103,184            104,226
                                               -------------     --------------     --------------     --------------

Balance at September 30, 2007                  $     121,491     $        5,000     $   12,026,737     $   12,153,228
                                               =============     ==============     ==============     ==============



    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)




                                                                                  2007                   2006
                                                                              -------------           ---------

Net cash provided by operating activities                                     $     322,430       $     632,157

Net cash provided by investing activities                                                 -           1,196,183
                                                                              -------------       -------------

Net increase in cash and cash equivalents                                           322,430           1,828,340

Cash and cash equivalents, beginning                                             10,969,239           8,394,272
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $  11,291,669       $  10,222,612
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $55,198,839)                                                                   (8,952,934)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,174,471)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              2,162,687

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                               (211,081)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,590,102

Valuation allowance on investments in Local Limited Partnerships                                        (1,583,711)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,006,391
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

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2007 is $1,758,057. For the six months ended September 30, 2007, the Partnership has not recognized $1,606,918 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2007 and 2006:

Riverfront Apartments, L.P.                      2007                   2006
---------------------------               --------------             ---------
Revenue                               $       419,451           $     487,809
Net Loss                              $       (96,148)          $     (70,215)

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,006,391 at September 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2007, the Partnership has cash and cash equivalents of $11,291,669, as compared with $10,969,239 at March 31, 2007. This increase is attributable to the Partnership having an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market bearing accounts.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2007, $11,291,669 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $12,485,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

In October 2007, the Partnership distributed $9,774,747, or $96.77 per Unit, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period


For the three months ended September 30, 2007, the Partnership's operations resulted in net income of $218,509 as compared to net income of $486,554 for the same period in 2006. The decrease in net income is primarily due to a gain on sale of investments in Local Limited Partnerships recognized in the 2006 period, partially offset by an increase in investment revenue. The decrease in gain on sale of investments in Local Limited Partnerships is due to no sale of investments in Local Limited Partnership during the three months ended September 30, 2007 as compared to the same period in 2006. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts.


Six Month Period


For the six months ended September 30, 2007, the Partnership's operations resulted in net income of $104,226 as compared to net income of $2,176,484 for the same period in 2006. The decrease in net income is primarily due to a gain on sale of investments in Local Limited Partnerships recognized in the 2006 period, an increase in general and administrative expenses, partially offset by an increase in investment revenue. The decrease in gain on sale of investment in Local Limited Partnerships is due to the disposal of four Local Limited Partnerships with large proceeds during the six months ended September 30, 2006, where as no Local Limited Partnerships were disposed of during the six months ended September 30, 2007. The increase in general and administrative expenses is primarily due to a reversal of an accrual for monitoring fees in the prior year. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts.


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

As of September 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $9,774,747, or $96.77 per Unit, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)


Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. The Partnership did not dispose of any Local Limited Partnership interests during the six months ended September 30, 2007.


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

Property Discussions

Three Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of June 30, 2007. Four Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner had reached an agreement with the Local General Partner of West Dade and West Dade II, located in Miami, Florida, to sell the Partnership's interests in both Local Limited Partnerships, pending HUD's approval to a Modified Transfer of Physical Assets application. Upon further review, HUD's approval was not required. In June 2006, the Partnership received $1,502,777, or $15 per Unit, in exchange for the Partnership's interest in these Local Limited Partnerships. The proceeds from this transfer have been retained in Reserves in accordance with and as permitted by the Partnership Agreement. These transfer of interests resulted in 2006 taxable income of $3,040,190, or $30.40 per Unit. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, increased competition for Georgetown II, located in Georgetown, Delaware, negatively impacted the Property's operations. Although the Property maintained a high level of occupancy, the Property's chronic below breakeven status was attributable to stagnant rental rates and high maintenance expenses. In 2003, the non-profit affiliate of the state housing finance agency that holds the Property's long-term ground lease offered to transfer the land at little cost to the Partnership. The Managing General Partner gave its consent to the transfer and, in order to reduce potential risk to the Partnership and provide an exit strategy, concurrently executed a put agreement for the Partnership's interest in the Local Limited Partnership with the Local General Partner. The Partnership executed its put option on August 18, 2006, effectively transferring its interest to the Local General Partner for $5,000. This transfer resulted in a 2006 taxable loss of $1,340,871, or $13.41 per Unit. The Compliance Period expired on December 31, 2004. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest is currently expected to occur in the fiscal years ending March 31, 2008 and 2009 for Shoreline and Waterfront, respectively. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000, or $440 per Unit.


As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that might have resulted in the 2007 disposal of the Partnership's interest in the Local Limited Partnership. The Managing General Partner is now estimating an early 2008 disposal, as the Local General Partner began marketing the Property for sale in October of 2007. In accordance with the terms of the listing agreement, the Managing General Partner estimates this transaction will result in net proceeds to the Partnership of approximately $700,000, or $7.00, per Unit. The Managing General Partner estimates that a sale, under the proposed terms, will result in taxable income projected to be approximately $750,000, or $7.50 per Unit.


As previously reported, with respect to the Partnership, a Settlement Agreement providing options, subject to various conditions, to purchase the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for an aggregate price of $1,500,000, were not exercised. The Managing General Partner will explore alternative exit strategies for these Local Limited Partnership interests.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussions (continued)

In January 2008, the Managing General Partner will exercise the Partnership's put option and transfer its interest in the Local Limited Partnership that that owns and operates Fourche Valley, located in Perryville, Arkansas. The Partnership will receive $5,000, or $.05 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner estimates this transaction will result in 2008 taxable income projected to be approximately $225,000, or $2.25 per Unit.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)
                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

o the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

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


DATED: November  14, 2007       BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                CREDITS L.P. III

                                By:  Arch Street III, Inc.,
                                its Managing General Partner



                               /s/Gary Mentesana
                                  Gary Mentesana
                                  President
                                  Arch Street III, Inc.