Form 10QSB
period 2007-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2008-02-14
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          December 31, 2007
                                       ---------------------------------------

                             OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from              to
                               -----------------------------------------------


                         Commission file number 01-18462

                Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                   Delaware                               04-3032106
------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------   -----------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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


Indicate by check mark whether the registrant is a shell company (a defined in Rule 12b-2 of the Exchange Act)
                                  Yes No X .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.    Financial Statements

           Balance Sheet (Unaudited) - December 31, 2007                    1

           Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2007 and 2006                         2

           Statement of Changes in Partners' Equity (Unaudited) -
             For the Nine Months Ended December 31, 2007                    3

            Statements of Cash Flows (Unaudited) - For the Nine
             Months Ended December 31, 2007 and 2006                        4

           Notes to the Financial Statements (Unaudited)                    5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

Item 3A (T).  Controls and Procedures                                       13

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

CERTIFICATIONS                                                              16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $     1,483,016
Investments in Local Limited Partnerships (Note 1)                                                        395,949
                                                                                                  ---------------
   Total Assets                                                                                   $     1,878,965
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        80,208
Accrued expenses                                                                                           65,649
                                                                                                  ---------------
   Total Liabilities                                                                                      145,857

General, Initial and Investor Limited Partners' Equity                                                  1,733,108
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     1,878,965
                                                                                                  ===============



    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)


                                                                  Three Months Ended             Nine Months Ended
                                                  December 31,        December 31,        December 31,        December 31,
                                                      2007                2006                2007                2006
                                                ----------------   ----------------     ---------------     ----------
Revenue
   Investment                                   $         32,528    $        109,078    $       439,951     $       388,052
   Other                                                       -               2,756                895               2,756
                                                ----------------    ----------------    ---------------     ---------------
       Total Revenue                                      32,528             111,834            440,846             390,808
                                                ----------------    ----------------    ---------------     ---------------

Expenses:
   Asset management fees, affiliate                       15,201              27,541             45,603              82,623
   Provision for valuation allowance on
     investments in Local Limited
     Partnerships (Note 1)                               585,476                   -            585,476                   -
   General and administrative
     (includes reimbursement to an
     affiliate in the amount of
    $45,887 and $58,803 for the nine months
     ended December 31, 2007 and 2006,
     respectively)                                        54,677              47,664            176,149              35,936
   Amortization                                              539                 539              1,618               1,618
                                                ----------------    ----------------    ---------------     ---------------
       Total Expenses                                    655,893              75,744            808,846             120,177
                                                ----------------    ----------------    ---------------     ---------------

Income (Loss) before equity in losses of
   Local Limited Partnerships and gain
   on disposal of investments in
   Local Limited Partnerships                           (623,365)             36,090           (368,000)            270,631

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (24,427)            (39,597)          (175,566)           (144,108)

Gain on disposal of investments in
   Local Limited Partnerships                                  -                   -                  -           2,046,454
                                                ----------------    ----------------    ---------------     ---------------

Net Income (Loss)                               $       (647,792)   $         (3,507)   $      (543,566)    $     2,172,977
                                                ================    ================    ===============     ===============

Net Income (Loss) allocated:
   General Partners                             $         (6,478)   $            (35)   $        (5,436)    $        21,730
   Limited Partners                                     (641,314)             (3,472)          (538,130)          2,151,247
                                                ----------------    ----------------    ---------------     ---------------
                                                $       (647,792)   $         (3,507)   $      (543,566)    $     2,172,977
                                                ================    ================    ===============     ===============

Net Income (Loss) Per Limited Partner
   Unit (100,000 Units)                         $         (6.41)    $         (0.04)    $        (5.38)     $         21.51
                                                ===============     ===============     ==============      ===============

    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2007                      $     120,449     $        5,000     $   11,923,553     $   12,049,002

Cash distributions                                   (97,747)                 -         (9,674,581)        (9,772,328)

Net Loss                                              (5,436)                 -           (538,130)          (543,566)
                                               -------------     --------------     --------------      --------------

Balance at December 31, 2007                   $      17,266     $        5,000     $    1,710,842     $    1,733,108
                                               =============     ==============     ==============     ==============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)




                                                                                  2007                 2006
                                                                              -------------       ---------

Net cash provided by (used for) operating activities                          $     286,105       $    (156,505)

Net cash provided by investing activities                                                 -           2,772,127

Net cash used for financing activities                                           (9,772,328)                  -
                                                                               -------------      -------------

Net increase (decrease) in cash and cash equivalents                             (9,486,223)          2,615,622

Cash and cash equivalents, beginning                                             10,969,239           8,394,272
                                                                               -------------      -------------

Cash and cash equivalents, ending                                             $   1,483,016       $  11,009,894
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,290,092

Cumulative equity in losses of Local Limited Partnerships(excluding cumulative
   unrecognized losses of $55,281,518)                                                                   (8,977,361)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,174,471)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              2,138,260

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            638,496

   Cumulative amortization of acquisition fees and expenses                                                (211,620)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,565,136

Valuation allowance on investment in Local Limited Partnerships                                          (2,169,187)
                                                                                                    - --------------

Investments in Local Limited Partnerships                                                           $       395,949
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

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2007 is $1,865,163. For the nine months ended December 31, 2007, the Partnership has not recognized $1,689,597 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:

Riverfront Apartments, L.P.                                                          2007                     2006
---------------------------                                                     ---------------           --------

Revenue                                                                         $       449,877           $     429,355
Net Loss                                                                        $       (24,673)          $     (39,997)

Westgate Apartments, L.P.

Revenue                                                                         $        26,403           $      25,727
Net Loss                                                                        $        (1,560)          $      (4,678)


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($395,949 at December 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At December 31, 2007, the Partnership has cash and cash equivalents of $1,483,016, as compared with $10,969,239 at March 31, 2007. This decrease is primarily attributable to distributions of $9,772,328 made to the General and Limited Partners during the current quarter.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31, 2007, $1,483,016 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships, and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,676,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

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

In October 2007, the Partnership distributed $9,772,328, or $96.77 per Unit, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended December 31, 2007, the Partnership's operations resulted in net loss of $647,792 as compared to net loss of $3,507 for the same period in 2006. The increase in net loss is primarily due to an increase in provision for valuation allowance on investments in Local Limited Partnerships and a decrease in investment revenue. The increase in provision for valuation allowance on investments in Local Limited Partnerships is due to the Partnership recording an impairment allowance for its investment in one Local Limited Partnership. The decrease in investment revenue during the period ended December 31, 2007 resulted from a decrease in the average balance of funds held for investment.

Nine Month Period

For the nine months ended December 31, 2007, the Partnership's operations resulted in net loss of $543,566 as compared to net income of $2,172,977 for the same period in 2006. The decrease in net income is primarily due to a gain on sale of investments in Local Limited Partnerships recognized in the 2006 period, an increase in general and administrative expenses and an increase in provision for valuation of investments in Local Limited Partnerships. The decrease in gain on sale of investment in Local Limited Partnerships is due to the disposal of four Local Limited Partnerships with large proceeds during the nine months ended December 31, 2006, where as no Local Limited Partnerships were disposed of during the current period. The increase in general and administrative expenses is primarily due to a reversal of an accrual for monitoring fees in the prior period. The increase in provision for valuation allowance on investments is due to the Partnership recording an impairment allowance for its investments in one Local Limited Partnership in the current period.

Portfolio Update

The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31.

As of December 31, 2007, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $9,772,328, or $96.77 per Unit, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the seven Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. The Partnership did not dispose of any Local Limited Partnership interests during the nine months ended December 31, 2007.

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

Property Discussions

Five Properties in which the Partnership has an interest have stabilized operations and operated above break-even as of September 30, 2007. Two Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either:
(i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interests are currently expected to occur in the fiscal years ending March 31, 2008 and 2009 for Shoreline and Waterfront, respectively. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000, or $440 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that might have resulted in the 2007 disposal of the Partnership's interest in the Local Limited Partnership. The Managing General Partner is now estimating an early 2008 disposal, as the Local General Partner began marketing the Property for sale in October of 2007. In accordance with the terms of the listing agreement, the Managing General Partner estimates this transaction will result in net proceeds to the Partnership of approximately $700,000, or $7.00, per Unit. The Managing General Partner estimates that a sale, under the proposed terms, will result in 2008 taxable income projected to be approximately $750,000, or $7.50 per Unit.

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

In accordance with the terms of their respective Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership's interest in the Local Limited Partnerships that owned River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA. The interests in

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

the aforementioned Partnerships were transferred to MMA River Front, L.P., and MMA Susquehanna View, L.P. (together, the "Transferee Partnerships"). Boston Financial Qualified Housing Tax Credits L.P. III ("QH III") is the sole Limited Partner of each of the Transferee Partnerships. An affiliate of QH III is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of QH III.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement agreement between QH III, QH IV, QH V, QH VII, and certain of their affiliates on the one hand, and on the other hand, Everest Housing Investors 2, LP, certain of its affiliates, Park GP, Inc., Bond Purchase, L.L.C, Anise, L.L.C., and Paco Development, L.L.C. (together, the "Everest and Park Parties"). When the Everest and Park Parties failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

As previously reported, the Managing General Partner planned to exercise the Partnership's put option and transfer its interest in the Local Limited Partnership that owns and operates Fourche Valley, located in Perryville, Arkansas, in January 2008. This transaction, expected to result in net proceeds of $5,000, or $.05 per Unit to the Partnership, is now expected to occur in February, 2008. The Managing General Partner estimates this transaction will result in 2008 taxable income projected to be approximately $225,000, or $2.25 per Unit. The Partnership will cease to have an interest in this Local Limited Partnership upon receipt of the specified proceeds.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, will be terminated upon the sale of the Property in 2008. This sale is expected to result in net proceeds to the Partnership of approximately $300,000, or $3.00 per Unit. This sale would result in 2008 taxable income projected to be approximately $777,000, or $7.77 per Unit.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          CONTROLS AND PROCEDURES




Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits

              Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 14, 2008                BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                        CREDITS L.P. III

                                       By:  Arch Street III, Inc.,
                                       its Managing General Partner



                                     /s/Gary Mentesana
                                        Gary Mentesana
                                        President
                                        Arch Street III, Inc.