Form 10QSB/A
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2008-03-03
CIK 839345

Error! Switch argument not specified.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007
                             -------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from  _______  to__________



                         Commission file number 01-18462

               Boston Financial Qualified Housing Tax Credits L.P. III
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                   Delaware                              04-3032106
------------------------------------------    -------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106
--------------------------------------------     --------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                Yes No X .

                                EXPLANATORY NOTE


This Amendment No. 1 to Form 10-QSB amends the Partnership's report on Form 10-QSB filed with the U.S. Securities and Exchange Commission for the period ended June 30, 2007. The purpose of this Amendment No. 1 to Form 10-QSB is only to amend the disclosure contained in Item 3. With the exception of this revision, no other changes have been made to our Form 10-QSB for the period ended June 30, 2007.

                             CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 200, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.


A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following weaknesses in the Partnership's disclosure controls that existed as of June 30, 2007:

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

The Partnership considered these matters in connection with the closing and preparation of the financial statements for the period ended June 30, 2007, and determined that the financial statements for this period were not materially affected by these control weaknesses.

(b) Changes in Internal Control over Financial Reporting.

During the first and second quarters of fiscal year 2008, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

    o As part of the remediation plan, management initiated changes in processes and controls including:

          o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts in the quarter ended June 30, 2007;
          o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements in the quarter ended June 30, 2007;
          o the refund of lost interest in August, 2007; and
          o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management in August, 2007.

Controls over Recording Equity in Income/Losses

           o Beginning in the quarter ended September 30, 2007, management will perform a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 6.       Exhibits.


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


* Previously filed with Form 10-QSB for the period ended June 30, 2007.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 29, 2008                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                         CREDITS L.P. III

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

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: February 29, 2008                     /s/Gary Mentesana
                                         ------------------------------------
                                                Gary Mentesana
                                                Principal Executive Officer and
                                                Principal Financial Officer
                                                Arch Street III, Inc., as
                                                Managing General Partner of
                                                Boston Financial Qualified
                                                Housing Tax Credits L.P. III

                                  EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer and Principal Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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