Form 10KSB
period 2008-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2008-06-30
CIK 839345

K-1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2008
                         --------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from            to
                 -------------------------------------------------

                        Commission file number 01-18462

          Boston Financial Qualified Housing Tax Credits L.P.  III
---------------------------------------------------------------------------

               (Exact name of registrant as specified in its charter)

                   Delaware                              04-3032106
---------------------------------------          ---------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------    -------------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes No X .

State issuer's revenues for its most recent fiscal year:  $448,748.

State the aggregate sales price of partnership units held by nonaffiliates of the registrant: $99,610,000 as of March 31, 2008.

                                                                Part of Report on Form 10-KSB into Which the
Documents incorporated by reference                                Document is Incorporated

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

  "Estimated Use of Proceeds"                                           Part III, Item 12

  "Management Compensation and Fees"                                    Part III, Item 12

  "Profits and Losses for Tax Purposes, Tax
   Credits and Cash Distributions"                                      Part III, Item 12



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-10
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-10

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-10
   Item 6     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-10
   Item 7     Financial Statements and Supplementary Data              K-15
   Item 8     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-15
   Item 8A    Controls and Procedures                                  K-15
   Item 8B    Other Information                                        K-16

PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-16
   Item 10    Management Remuneration                                  K-17
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-17
   Item 12    Certain Relationships and Related
              Transactions                                             K-17
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-19
   Item 14.   Principal Accountant Fees and Services                   K-19

SIGNATURES                                                             K-20
----------

CERTIFICATIONS                                                         K-21
--------------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                     Date
 Properties owned by                                                                                Interest
 Local Limited Partnerships                             Location                                    Acquired
_________________________                              ____________                               ____________
West Dade (1)                                            Miami, FL                                  12/31/88
West Dade II (1)                                         Miami, FL                                  12/31/88
Regency Square (1)                                       Dayton, OH                                 03/13/89
Westwood Manor (1)                                       Flint, MI                                  02/21/89
Rolling Hills (1)                                        Dayton, OH                                 03/13/89
Boulevard Commons II (1)                                 Chicago, IL                                04/04/89
Boulevard Commons IIA (1)                                Chicago, IL                                04/04/89
Fox Run Housing  (1)                                     Victoria, TX                               04/07/89
Waterfront                                               Buffalo, NY                                04/28/89
Shoreline                                                Buffalo, NY                                04/28/89
Colony Apartments (1)                                    Columbia, SC                               05/19/89
Admiral Court (1)                                        Philadelphia, PA                           06/07/89
Crestwood (1)                                            Bridgeport, TX                             06/05/89
Elmwood Delmar (1)                                       Aurora, CO                                 05/16/89
El Jardin (1)                                            Davie, FL                                  06/14/89
Ashley Place (1)                                         Orlando, FL                                06/23/89
Willowick (1)                                            Gainesville, TX                            06/30/89
Kirkendall Heights (1)                                   Ellsworth, KS                              07/19/89
Bentley Hill (1)                                         Syracuse, KS                               06/30/89
Columbia Townhouses (1)                                  Burlington, IA                             07/28/89
Quartermill (1)                                          Richmond, VA                               08/02/89
Ponca Manor (1)                                          Satanta, KS                                07/28/89
Pearl Place (1)                                          Rossville, KS                              07/28/89
Crown Point (1)                                          Venus, TX                                  08/22/89
Godley Arms (1)                                          Godley, TX                                 08/25/89
Pilot Point (1)                                          Pilot Point, TX                            08/22/89
Sherwood Arms (1)                                        Keene, TX                                  08/22/89
South Holyoke (1)                                        Holyoke, MA                                08/29/89
Walker Woods                                             Dover, DE                                  08/30/89
Lakeway Colony (1)                                       Lake Dallas, TX                            08/30/89
One Main Place (1)                                       Little Elm, TX                             08/22/89
Eaglewood (1)                                            Covington, TN                              09/06/89
Harbour View (1)                                         Staten Island, NY                          09/29/89
Georgetown II (1)                                        Georgetown, DE                             09/28/89
Granite V (1)                                            Boston, MA                                 09/29/89
Garden Plain (1)                                         Garden Plain, KS                           08/09/89
Fulton (1)                                               Fulton, KY                                 10/05/89
Lone Oak (1)                                             Graham, TX                                 10/06/89
Hallet West (1)                                          Hallettsville, TX                          11/20/89
Glenbrook (1)                                            St. Jo, TX                                 10/06/89
Eagles Nest (1)                                          Decatur, TN                                10/06/89
Billings Family (1)                                      Billings, MO                               08/09/89


                                                                                                      Date
Properties owned by                                                                                 Interest
Local Limited Partnerships                               Location                                    Acquired
_____________________                                   ______________                             ____________
Brownsville (1)                                          Brownsville, TN                            08/09/89
Sunnyhill Villa (1)                                      Wayne, NE                                  08/09/89
Longview (1)                                             Humboldt, KS                               10/13/89
Horseshoe Bend (1)                                       Horseshoe Bend, AR                         08/09/89
Briarwood II (1)                                         Lake Havasua, AZ                           10/04/89
Quail Run (1)                                            Iowa Park, TX                              10/06/89
Smithville (1)                                           Smithville, MO                             08/09/89
Aurora East Apartments (1)                               Denver, CO                                 11/06/89
Elver Park II (1)                                        Madison, WI                                11/09/89
Elver Park III (1)                                       Madison, WI                                11/09/89
Tucson Trails I (1)                                      Madison, WI                                11/22/89
Tucson Trails II (1)                                     Madison, WI                                11/23/89
Pleasant Plaza (1)                                       Malden, MA                                 12/01/89
241 Pine Street (1)                                      Manchester, NH                             12/04/89
Heather Oaks (1)                                         Oak Grove, MO                              11/24/89
Riverfront                                               Sunbury, PA                                12/26/89
Susquehanna View                                         Camp Hill, PA                              12/26/89
Breckenridge (1)                                         Duluth, GA                                 12/19/89
Wood Creek                                               Calcium, NY                                12/15/89
Willow Lake (1)                                          Kansas City, MO                            12/20/89
Ashton Heights (1)                                       Bolivar, MO                                12/15/89
Fouche Valley (1)                                        Perryville, AR                             05/01/90
Altheimer (1)                                            Altheimer, AR                              04/18/90
Kyle Hotel (1)                                           Temple, TX                                 06/12/90
Diversey Square (1)                                      Chicago, IL                                12/01/90
Poplar Village (1)                                       Cumberland, KY                             12/30/90
Lexington (1)                                            Lexington, TN                              12/29/90


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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 34.37%, have AIMCO Properties as Local General Partner; (ii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 38.46%, have M.B. Associates as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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


                                                  Capital Contributions
Local Limited Partnership                        Total              Paid           Mtge. Loans                       Occupancy at
Property Name                 Number of        Committed at         Through         Payable at           Type of        March 31,
Property Location             Apts Units      March 31, 2008     March 31, 2008   December 31, 2007     Subsidy *          2008
 -----------------------------------------------------------  ------------------ -----------------  ------------------ ---------

Shoreline Limited Partnership
Shoreline
Buffalo, NY                      142             1,079,318           1,079,318           9,475,509          None           37%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                       472            3,597,307            3,597,307         32,863,612          None           60%

Walker Woods Partners, L.P.
Walker Woods
Dover, DE                          52            1,452,380           1,452,380          2,816,578           None           96%

Wood Creek Associates
     (A New York Limited Partnership)
Wood Creek
Calcium, NY                       104            1,850,000           1,850,000         2,330,890            None           99%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                       199            1,984,908           1,984,908         5,359,715         Section 8        100%

Susquehanna View, L.P.
Susquehanna View. L.P.
Camp Hill, PA                    201             2,194,314           2,194,314         7,705,286         Section 8         100%
                                 ------       --------------        -------------   --------------

                                 1,170       $  12,158,227         $ 12,158,227    $ 60,551,590
                                ======        =============         =============  ===============


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

As of March 31, 2008, there were 4,973 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2008, a cash distribution of $9,772,329 was paid. No cash distribution was paid in the year ended March 31, 2007.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

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

As of March 31, 2008, the Partnership's investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $9,674,581, or $96.77 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the six Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. The Partnership disposed of one Local Limited Partnership interest during the twelve month period ending March 31, 2008.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($116,428 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits, and residual receipts at dosposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Partnership concluded that one of the Local Limited Partnerships, Riverfront had experienced an other-than-temporary decline in its carrying value and impairment losses of $730,476 were recorded. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Partnership has cash and cash equivalents of $1,424,937 as compared with $10,969,239 at March 31, 2007. The decrease is mainly attributable to the payment of a cash distribution, offset by cash provided by operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2008, $1,424,937 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,618,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $9,772,329 was made during the year ended March 31, 2008. No cash distributions were made during the year ended March 31, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2008 resulted in net loss of $884,571 compared to net income of $1,995,791 for the year ended March 31, 2007. The change to net loss is primarily due to a decrease in gain on sale of investments in Local Limited Partnerships, an increase in impairment on investments in Local Limited Partnerships and an increase in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to the transfer of four Local Limited Partnerships during the prior year compared to the transfer of one Local Limited Partnership during the current year. Impairment on investments in Local Limited Partnerships increased due to the Partnership recording an impairment for its investments in certain Local Limited Partnerships in the current year. General and administrative costs increased primarily due to a reversal of an accounting monitoring fees in the prior period offset by decreased legal expenses associated with ligation in which the Partnership is involved.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Four Properties in which the Partnership currently has an interest had stabilized operations and operated above break-even as of December 31, 2007. Two Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either:
(i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner planned to exercise the Partnership's put option and transfer its interest in the Local Limited Partnership that owns and operates Fourche Valley, located in Perryville, Arkansas, in January 2008. Effective January 1, 2008, the Managing General Partner exercised the Partnership's right to transfer the Partnership's interest in Fourche Valley, for $5,000, or $.05 per Unit. The proceeds from this transfer have been retained in Reserves in accordance with and as permitted by the Partnership Agreement. The Managing General Partner estimates this transaction will result in 2008 taxable income projected to be approximately $223,000, or $2.23 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interests in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnerships' interests are currently expected to occur in the fiscal year ending March 31, 2009. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000, or $440 per Unit.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that might have resulted in the 2007 disposal of the Partnership's interest in the Local Limited Partnership. The Managing General Partner is now estimating a mid - 2008 disposal. In accordance with the terms of the initial listing agreement, the Managing General Partner estimated this transaction would result in net proceeds to the Partnership of approximately $700,000, or $7.00, per Unit. The Managing General Partner is now estimating net proceeds of approximately $1,300,000, or $13.00, per Unit, as the conversion from low income, to market rate units, has increased the value of the underlying Property. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $1,300,000, or $13.00, per Unit.

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

In accordance with the terms of their respective Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership's interest in the Local Limited Partnerships that owned River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA. The interests in the aforementioned Partnerships were transferred to MMA River Front, L.P., and MMA Susquehanna View, L.P. (together, the "Transferee Partnerships"). The Partnership is the sole Limited Partner of each of the Transferee Partnerships. An affiliate of the Partnership is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of the Partnership.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement agreement between the Partnership, QH IV, QH V, QH VII, and certain of their affiliates on the one hand, and on the other hand, Everest Housing Investors 2, LP, certain of its affiliates, Park GP, Inc., Bond Purchase, L.L.C, Anise, L.L.C., and Paco Development, L.L.C. (together, the "Everest and Park Parties"). When the Everest and Park Parties failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in 2008. Due to the potential buyer's inability to receive a credit allocation, this transaction will not occur as originally anticipated. The Managing General Partner now estimates a late 2008 sale. Net proceeds, if any, are inestimable at this time.

As previously reported, Elmwood Delmar, located in Aurora, Colorado, has a first mortgage with a prohibition of prepayment prior to December 2008. Given this major impediment to sale and the Partnership's desire to transfer its interest in the Local Limited Partnership since the Property's Compliance Period ended on December 31, 2003, the Managing General Partner entered into a put option agreement with an unaffiliated entity that would allow for the transfer of the Partnership's interest in the Local Limited Partnership to the unaffiliated entity for a nominal amount. On September 15, 2005, the Partnership effectively disposed of its interest in Elmwood Delmar when the Partnership received $2,083 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this transfer in Reserves. HUD's June 6, 2006 approval to a Transfer of Physical Assets application completed the transfer of the Partnership's interest in this Local Limited Partnership to the third party. This transfer of Partnership interest resulted in 2006 taxable income of $829,245, or $8.29 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------------
None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Partnership's internal control over financial reporting was effective.

Item 8B.  Other Information

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

     Name                                           Position

Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                              Amount
 Title of                Name and Address of                Beneficially
  Class                  Beneficial Owner                      Owned              Percent of Class
__________               _______________                     ____________         ______________
   Limited               Danford M. Baker                    10,005 Units           10.01%
   Partner               600 Orange Grove Circle
                         Pasadena, CA 91105

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2008. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2008 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. Organization fees and expenses and selling expenses incurred on behalf of the Partnership of $11,832,395 were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2008 are as follows:

                                                                                     2008               2007
                                                                                -------------        ----------

Asset management fees                                                              $ 61,427           $ 97,824

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 are as follows:

                                                                                     2008                  2007
                                                                                  --------------        ----------

Salaries and benefits expense reimbursements                                       $ 65,255             $ 73,537

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. A cash distribution of $97,748 was made to the General Partners during the year ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2008 is presented in Note 4 to the Financial Statements.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                     2008               2007
                                                                                 --------------      ---------

Audit fees                                                                          $ 70,268         $  87,530
Tax fees                                                                            $  2,500         $   2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

     By:   Arch Street III, Inc.
           its Managing General Partner


     By:   /s/Greg Judge                                 Date: June 30, 2008
           -------------------------------------              -------------
           Greg Judge
           President
           Arch Street III, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Greg Judge                                Date:   June 30, 2008
           --------------------------------------               -------------
           Greg Judge
           President
           Arch Street III, Inc.


     By:   /s/Michael H. Gladstone                        Date:  June 30, 2008
           -----------------------------                       -------------
           Michael H. Gladstone
           Vice President
           Arch Street III, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2008

                                      Index


                                                                             Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2008                                             F-2

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2007                                             F-3

Report of Independent Registered Public Accounting Firm for
   the year ended December 31, 2007 for Riverfront Apartments
   Limited Partnership (A Limited Partnership)                                    F-4

Financial Statements

     Balance Sheet - March 31, 2008                                               F-5

     Statements of Operations - For the years ended
       March 31, 2008 and 2007                                                    F-6

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2008 and 2007                 F-7

     Statements of Cash Flows - For the years ended
       March 31, 2008 and 2007                                                    F-8

     Notes to the Financial Statements                                            F-9

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III

         We have audited the accompanying balance sheet of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2008, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of two operating limited partnerships as of and for the ended March 31, 2008 in which the Partnership owns limited partnership interest. The investment in such partnerships is stated at $100,463 at March 31, 2008 and the Parnership's equity in loss in those operating limited partnerships is stated at $619,613 for the year then ended. The financial statements of these operaing limited partnerships were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the information relating to these operating limited partnerships, is based solely on the reports of the other auditors.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
June 30, 2008

             Report of Independent Registered Public Accounting Firm

To the Partners of Boston Financial Qualified Housing Credits Limited Partnership III

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership III ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

Carter & Company
Certified Public Accountants, LLC
                                                 548 Highway 98 Fast
                                                 Suite 201
                                                 Destin, Florida 82b41
                                                 Phone 850-650-0125
                                                 Fax 850-650-016



                         Report of Independent Auditors

    To the Partners
    River Front Apartments Limited Partnership


    In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of River Front Apartments Limited Partnership as of December 31, 2007 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





    Destin, Florida January 21, 2008

Carter & Company
Certified Public Accountants, LLC
                                                     548 Highway 98 East
                                                     Suite 201
                                                     Destin, Florida  32541
                                                     Phone 850-650-0125
                                                    Fax 850-650-0126

Report of Independent Auditors

    To the Partners
    Susquehanna View Limited Partnership (A Limited Partnership)


    In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of Susquehanna View Limited Partnership (A Limited Partnership) as of December 31, 2007 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





    Destin, Florida
    January 20, 2008

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                  BALANCE SHEET
                                 March 31, 2008




Assets

Cash and cash equivalents                                                                         $     1,424,937
Investments in Local Limited Partnerships (Note 3)                                                        116,428
Due from affiliate (Note 3)                                                                                 5,000
                                                                                                  ---------------
   Total Assets                                                                                   $     1,546,365
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                                 108,876
Accrued expenses                                                                                           45,387
                                                                                                  ---------------
   Total Liabilities                                                                                      154,263

General, Initial and Investor Limited Partners' Equity                                                  1,392,102
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     1,546,365
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2008 and 2007



                                                                                   2008                     2007
                                                                             ----------------       ----------------
         Revenue:
   Investment                                                                $        447,853      $        389,754
   Other                                                                                  895                 2,756
                                                                             ----------------      ----------------
     Total Revenue                                                                    448,748               392,510
                                                                             ----------------      ----------------

Expense:
   Asset management fees, affiliate  (Note 4)                                          61,427                97,824
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                    770,476                     -
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $65,255 and  $73,537 in 2008 and
     2007, respectively) (Note 4)                                                     234,711               119,382
   Amortization                                                                         2,157                 2,157
                                                                             ----------------      ----------------
     Total Expenses                                                                 1,068,771               219,363
                                                                             ----------------      ----------------

Income (loss) before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                     (620,023)              173,147

Equity in losses of Local Limited Partnerships (Note 3)                              (269,548)             (223,810)

Gain on sale of investments in Local Limited Partnerships (Note 3)                      5,000             2,046,454
                                                                             ----------------      ----------------

Net Income (Loss)                                                            $       (884,571)     $      1,995,791
                                                                             ================      ================

Net Income (Loss) allocated:
   General Partners                                                          $         (8,846)     $         19,958
   Limited Partners                                                                  (875,725)            1,975,833
                                                                             ----------------      ----------------
                                                                             $       (884,571)     $      1,995,791
                                                                             ================      ================
Net Income (Loss) per Limited Partner Unit
   (100,000 Units)                                                           $         (8.76)      $          19.76
                                                                             ===============       ================

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2008 and 2007





                                                                   Initial          Investor              Net
                                               General             Limited           Limited           Unrealized
                                               Partners            Partners         Partners              Losses            Total

Balance at March 31, 2006                      $ 100,491          $ 5,000         $  9,947,720          $ (4,135)      $ 10,049,076
                                               -------------     --------------    --------------     -------------     -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                               -                -                   -               4,135            4,135
  Net Income                                        19,958               -            1,975,833                  -         1,995,791
                                               -------------     --------------     --------------     --------------  -------------
Comprehensive Income                                19,958               -             1,975,833              4,135        1,999,926
                                               -------------     --------------     --------------     --------------  ------------

Balance at March 31, 2007                           120,449          5,000             11,923,553                 -      12,049,002

Cash distribution                                   (97,748)             -             (9,674,581)                -      (9,772,329)

Net Loss                                             (8,846)             -               (875,725)                -        (884,571)
                                               -------------     --------------     - -------------    --------------  -------------

Balance at March 31, 2008                         $  13,855     $    5,000             $ 1,373,247     $          -    $ 1,392,102
                                               =============     ==============      ==============    ==============  ============



     The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                      2007
                                                                           ----------------         --------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $       (884,571)       $      1,995,791
   Adjustments to reconcile net income to (loss) net
     cash provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships                                 269,548                 223,810
     Gain on sale of investments in Local Limited Partnerships                       (5,000)             (2,046,454)
     Impairment on investments in
       Local Limited Partnerships                                                   770,476                       -
     Amortization                                                                     2,157                   2,157
     Other non-cash item                                                                  -                    (936)
     Cash distribution included in net income                                             -                  (2,756)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                       -                   7,128
       Due to affiliate                                                              93,675                 (12,339)
       Accrued expenses                                                             (18,258)               (363,561)
                                                                           ----------------        ----------------
Net cash provided by (used for) operating activities                                228,027                (197,160)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                      -                 725,000
   Cash distributions received from Local Limited Partnerships                            -                   2,756
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                                 -               2,044,371
                                                                           ----------------        ----------------
Net cash provided by investing activities                                                 -               2,772,127
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                             (9,772,329)                      -
                                                                           ----------------        ----------------
Net cash used for financing activities                                           (9,772,329)                      -
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                             (9,544,302)              2,574,967

Cash and cash equivalents, beginning                                             10,969,239               8,394,272
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $      1,424,937        $     10,969,239
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2008, the Managing General Partner has designated $1,424,937 as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's investment securities were classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities were held. All investment securities had fixed maturities. Realized gains and losses from the sales of securities were based on the specific identification method. Unrealized gains and losses were excluded from earnings and reported as a separate component of partners' equity.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($116,428 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, an impairment to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.

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

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

3.       Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31 2008:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,158,227

Cumulative equity in losses of Local Limited Partnerships (excluding  cumulative
unrecognized losses of $56,474,725)                                                                      (8,931,366)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,168,959)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              2,057,902

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            622,467

   Cumulative amortization of acquisition fees and expenses                                                (209,754)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,470,615

Valuation allowance on investments in Local Limited Partnerships                                         (2,354,187)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $       116,428
                                                                                                    ===============

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2007 and 2006 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2007                 2006
                                                                             ----------------    ---------------
Assets:
   Investment property, net                                                  $     19,630,346    $     20,587,018
   Other assets                                                                     3,352,225           3,280,506
                                                                             ----------------    ----------------
     Total Assets                                                            $     22,982,571    $     23,867,524
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     61,454,447    $     62,079,527
   Other liabilities                                                               16,104,205          12,927,320
                                                                             ----------------    ----------------
     Total Liabilities                                                             77,558,652          75,006,847
                                                                             ----------------    ----------------

Partnership's deficiency                                                          (54,743,344)        (51,330,889)
Other partners' equity                                                                167,263             191,566
                                                                             ----------------    ----------------
     Total Partners' Deficiency                                                   (54,576,081)        (51,139,323)
                                                                             ----------------    ----------------
     Total Liabilities and Partners' Deficiency                              $     22,982,571    $     23,867,524
                                                                             ================    ================

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

3. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2007                 2006
                                                                             ----------------    --------------

Rental and other income                                                      $      6,812,165    $      7,537,984
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        5,480,692           5,735,175
   Interest                                                                         3,492,197           3,696,730
   Depreciation and amortization                                                    1,286,200           1,446,828
                                                                             ----------------    ----------------
     Total Expenses                                                                10,259,089          10,878,733
                                                                             ----------------    ----------------

Net Loss                                                                     $     (3,446,927)   $     (3,340,749)
                                                                             ================    ================

Partnership's share of Net Loss                                              $     (3,412,455)   $     (3,307,833)
                                                                             ================    ================
Other partners' share of Net Loss                                            $        (34,469)   $        (33,407)
                                                                             ================    ================

For the years ended March 31, 2008 and 2007, the Partnership has not recognized $3,142,907 and $3,346,705, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $346 were included in losses recognized in the year ended March 31, 2007. For the year ended March 31, 2007, the Partnership recognized $262,336 of equity in losses from Local Limited Partnerships whose financial information is not included in the above financial information.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($54,743,344) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $2,057,902 primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

The Partnership's investment in one Local Limited Partnership was sold during the year ended March 31, 2008 resulting in a gain of $5,000. Proceeds from this sale of $5,000 were received in April, 2008.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $61,427 and $97,824 for the years ended March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, $60,804 and $110,163, respectively, were paid out of available cash flow for Asset Management Fees. As of March 31, 2008, $15,824 is payable for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $65,255 and $73,537, respectively, that the Partnership has incurred for these expenses. During the years ended March 31, 2008 and 2007, salaries and benefits of $35,657 and $73,537, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2008, $29,598 is payable for salaries and benefits.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

4. Transactions with Affiliates (continued)

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2008, $63,454 is reimbursable to the affiliate.


5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2008 and 2007 to the net income
(loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                   2007
                                                                               --------------         -----------

Net Income (Loss)  per financial statements                                    $     (884,571)      $    1,995,791

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                    (928,365)          (3,851,977)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (3,142,907)          (3,346,359)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (31,356)             (15,805)

Amortization not deductible for tax purposes                                            2,157                2,157

Impairment on investment in Local Limited
  Partnership not deductible for tax purposes                                          770,476                    -

Gain on sale of investments in Local Limited Partnerships for tax (financial reporting) purposes in excess of gain on sale for
   financial reporting (tax) purposes                                                  (4,105)          11,760,999

Cash distributions included in net income for financial
   reporting purposes                                                                       -               (2,756)
                                                                               --------------       --------------

Net Income (Loss)  per tax return                                              $   (4,218,671)      $    6,542,050
                                                                               ==============       ==============

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5. Federal Income Taxes (continued)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $      116,428     $  (48,501,425)     $   48,617,853
                                                            ==============     ==============      ==============
Other assets                                                $    1,429,937     $   13,315,411      $  (11,885,474)
                                                            ==============     ==============      ==============
Liabilities                                                 $      154,263     $      145,587      $        8,676
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $51,324,000 greater than for financial reporting purposes, including approximately $56,475,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a valuation allowance of approximately $2,354,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $210,000; and (iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.