Form 10-Q
period 2008-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2008-08-14
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 2008
                                       ---------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from          to
                               --------------------------


                             Commission file number 01-18462

                 Boston Financial Qualified Housing Tax Credits L.P. III
---------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


                   Delaware                                   04-3032106
-----------------  --------------------------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
                                                    -------------------- --
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                    --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X_  No____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                       Accelerated Filer ____
Non-accelerated filer   ___(Do not check
                if a smaller reporting company)   Smaller reporting company_X_




Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

                           Yes ____  No _X_ .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2008                                              1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2008 and 2007                                                  2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Three Months Ended June 30, 2008                               3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2008 and 2007                                            4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            12

Item 4.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14

CERTIFICATIONS                                                                                 15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2008
                                   (Unaudited)





         Assets

Cash and cash equivalents                                                                         $     1,357,376
Investment in Local Limited Partnerships (Note 1)                                                          48,469
                                                                                                  ---------------
   Total Assets                                                                                   $     1,405,845
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        73,148
Accrued expenses                                                                                           59,603
                                                                                                  ---------------
   Total Liabilities                                                                                      132,751

General, Initial and Investor Limited Partners' Equity                                                  1,273,094
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     1,405,845
                                                                                                  ===============



  The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)




                                                                                 2008                     2007
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          5,691        $         10,652
                                                                           -----------------       ----------------

Expenses:
   Asset management fees, affiliate                                                  15,824                  15,201
   General and administrative (includes reimbursements
     to an affiliate in the amount of $12,339 and
     $19,049 in 2008 and 2007, respectively)                                         40,916                  53,241
   Amortization                                                                         540                     539
                                                                           ----------------        ----------------
     Total Expenses                                                                  57,280                  68,981
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                          (51,589)                (58,329)

Equity in losses of Local Limited Partnerships (Note 1)                             (67,419)                (55,953)
                                                                           ----------------        ----------------

Net Loss                                                                   $       (119,008)       $       (114,282)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $         (1,190)       $         (1,143)
   Limited Partners                                                                (117,818)               (113,139)
                                                                           ----------------        ----------------
                                                                           $       (119,008)       $       (114,282)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (100,000 Units)                                                         $          (1.18)       $          (1.13)
                                                                           ================        ================





    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2008
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited           Limited
                                                  Partners           Partners          Partners             Total

Balance at March 31, 2008                      $      13,855     $        5,000     $    1,373,247     $    1,392,102

Net Loss                                              (1,190)                 -           (117,818)          (119,008)
                                               -------------     --------------     --------------     --------------

Balance at June 30, 2008                       $      12,665     $        5,000     $    1,255,429     $    1,273,094
                                               =============     ==============     ==============     ==============


 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)




                                                                                  2008                 2007
                                                                              -------------       -------------

Net cash used for operating activities                                        $     (72,561)      $     (57,770)

Net cash provided by investing activities                                             5,000                   -
                                                                              -------------       -------------

Net decrease in cash and cash equivalents                                           (67,561)            (57,770)

Cash and cash equivalents, beginning                                              1,424,937          10,969,239
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $   1,357,376       $  10,911,469
                                                                              =============       =============


    The accompanying notes are an integral part of these financial statements

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    12,158,227

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $57,257,716)                                                                   (8,998,785)

Cumulative cash distributions received from Local Limited Partnerships                                   (1,168,959)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              1,990,483

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            622,467

   Cumulative amortization of acquisition fees and expenses                                                (210,294)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      2,402,656

Valuation allowance on investments in Local Limited Partnerships                                         (2,354,187)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $        48,469
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

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2008 is $850,410. For the three months ended June 30, 2008, the Partnership has not recognized $782,991 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.
     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $1,357,376.

3.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2008 and 2007:

Riverfront Apartments, L.P.                                                          2008                   2007
---------------------------                                                     ---------------        --------------

Revenue                                                                         $   440,000               $ 433,550
Net Loss                                                                        $   (68,100)              $ (56,518)


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate, "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($48,469 at June 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At June 30, 2008, the Partnership has cash and cash equivalents of $1,357,376 as compared with $1,424,937 at March 31, 2008. The decrease is mainly attributable to the cash used for operations.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30, 2008, $1,357,376 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,550,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2008. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2008 resulted in net loss of $119,008 as compared to net loss of $114,282 for the same period in 2007. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships offset by a decrease in general and administrative expenses. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in operating expenses at one of the Property. The decrease in general and administrative expenses is due to a decrease in salary and legal expenses.

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

As of June 30, 2008, the Partnership's investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

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

The Partnership has not disposed of any Local Limited Partnership interests during the three month period ending June 30, 2008. The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Four Properties in which the Partnership currently has an interest had stabilized operations and operated above break-even as of March 31, 2008. Two Properties generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either:
(i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interests in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnerships interests are currently expected to occur in the fiscal year ending March 31, 2009. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000, or $440 per Unit.

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

As previously reported, with respect to the Partnership, a Settlement Agreement providing options, subject to various conditions, to purchase the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for an aggregate price of $1,500,000, were not exercised. The Managing General Partner continues to explore alternative exit strategies for these Local Limited Partnership interests.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Partnership's internal control over financial reporting was effective.

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

      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2008                  BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. III

                                       By:  Arch Street III, Inc.,
                                       its Managing General Partner



                                    /s/Greg Judge
                                       Greg Judge
                                       President
                                       Arch Street III, Inc.