Form 10-Q
period 2008-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2008-11-14
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2008
                               ---------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from         to
                           _______          _________


                         Commission file number 01-18462

           Boston Financial Qualified Housing Tax Credits L.P. III
         _________________________________________________________
             (Exact name of registrant as specified in its charter)



             Delaware                           04-3032106
          -------------                       ---------------


  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


 101 Arch Street, Boston, Massachusetts                      02110-1106
-------------------------------------------               ----------------

(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .
                                      ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a   Smaller reporting company  X
smaller reporting company)                                                 ---



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                               Yes No X .
                                     ----

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2008                                         1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2008 and 2007                                             2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Six Months Ended September 30, 2008                            3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2008 and 2007                                                    4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            12

Item 4.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14

CERTIFICATIONS                                                                                 15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                              BALANCE SHEET
                              September 30, 2008
                              (Unaudited)





Assets

Cash and cash equivalents                                                                         $     3,111,936
Investments in Local Limited Partnerships (Note 1)                                                         15,522
                                                                                                  ---------------
   Total Assets                                                                                   $     3,127,458
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        82,230
Accrued expenses                                                                                           35,507
                                                                                                  ---------------
   Total Liabilities                                                                                      117,737

General, Initial and Investor Limited Partners' Equity                                                  3,009,721
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,127,458
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                           STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2008 and 2007
                              (Unaudited)




                                                           Three Months Ended                   Six Months Ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2008                2007                2008                2007
                                                ---------------     ---------------     ---------------     ---------------
Revenue
   Investment                                   $         6,736     $       396,771     $        12,427     $        407,423
   Other                                                      -                 895                   -                  895
                                                ---------------     ---------------     ---------------     ----------------
       Total Revenue                                      6,736             397,666              12,427              408,318
                                                ---------------     ---------------     ---------------     ----------------

Expenses:
   Asset management fees, affiliate                      11,303              15,201              27,127               30,402
   General and administrative
     (includes reimbursement to an
     affiliate in the amountof
     $26,298 and $35,658 for the six
     months ended September 30, 2008
     and 2007, respectively)                             48,807              68,230              89,819              121,472
   Amortization                                               -                 540                 444                1,079
                                                ---------------     ---------------     ---------------     ----------------
       Total Expenses                                    60,110              83,971             117,390              152,953
                                                ---------------     ---------------     ---------------     ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships and gain
   on disposal of investments in
   Local Limited Partnerships                           (53,374)            313,695            (104,963)             255,365

Equity in losses of Local Limited
   Partnerships (Note 1)                                (33,043)            (95,186)           (100,462)            (151,139)

Gain on disposal of investments in
   Local Limited Partnerships                         1,823,044                   -           1,823,044                    -
                                                ---------------     ---------------     ---------------     ----------------

Net Income                                      $     1,736,627     $       218,509     $     1,617,619     $        104,226
                                                ===============     ===============     ===============     ================

Net Income  allocated:
   General Partners                             $        17,366     $         2,185     $        16,176     $          1,042
   Limited Partners                                   1,719,261             216,324           1,601,443              103,184
                                                ---------------     ---------------     ---------------     ----------------
                                                $     1,736,627     $       218,509     $     1,617,619     $        104,226
                                                ===============     ===============     ===============     ================

Net Income Per Limited Partner
   Unit (100,000 Units)                         $         17.19     $          2.16     $         16.01     $           1.03
                                                ===============     ===============     ===============     ================




    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                       (A Limited Partnership)

                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                For the Six Months Ended September 30, 2008
                             (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2008                     $       13,855      $       5,000      $   1,373,247     $   1,392,102

Net Income                                            16,176                  -          1,601,443         1,617,619
                                              --------------      -------------      -------------     -------------

Balance at September 30, 2008                 $       30,031      $       5,000      $   2,974,690     $   3,009,721
                                              ==============      =============      =============     =============

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                     (A Limited Partnership)

                       STATEMENTS OF CASH FLOWS
            For the Six Months Ended September 30, 2008 and 2007
                           (Unaudited)




                                                                                   2008                2007
                                                                              -------------       --------------

Net cash provided by (used for) operating activities                          $    (136,045)      $     322,430

Net cash provided by investing activities                                         1,823,044                   -
                                                                              -------------       -------------

Net increase in cash and cash equivalents                                         1,686,999             322,430

Cash and cash equivalents, beginning                                              1,424,937          10,969,239
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $   3,111,936       $  11,291,669
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Partnership currently owns limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2008:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $     8,855,847

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $57,110,071)                                                                   (6,655,895)

Cumulative cash distributions received from Local Limited Partnerships                                     (954,292)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              1,245,660

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            221,032

   Cumulative amortization of acquisition fees and expenses                                                 (69,694)
                                                                                                    -----------------

Investments in Local Limited Partnerships before valuation allowance                                      1,396,998

Valuation allowance on investments in Local Limited Partnerships                                         (1,381,476)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $        15,522
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

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2008 is $1,786,212. For the six months ended September 30, 2008, the Partnership has not recognized $1,685,750 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $3,111,936.

3.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2008 and 2007:

Riverfront Apartments, L.P.                                                 2008                        2007
---------------------------                                            ---------------              -------------

Revenue                                                                $       440,100            $       419,451
Net Loss                                                               $       (68,000)           $       (96,148)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($15,522 at September 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2008, the Partnership has cash and cash equivalents of $3,111,936 as compared with $1,424,937 at March 31, 2008. The increase is mainly attributable to the proceeds received from the disposal of investments in Local Limited Partnerships.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                     (   A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30, 2008, $3,111,936 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,379,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,305,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2008. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

For the three months ended September 30, 2008, the Partnership's operations resulted in net income of $1,736,627 as compared to net income of $218,509 for the same period in 2007. The increase in net income is primarily due to a gain on disposal of investments in Local Limited Partnerships recognized in the 2008 period and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in investment revenue. The increase in gain on disposal of investments in Local Limited Partnerships is due to the disposal of two Local Limited Partnerships with large proceeds during the three months ended September 30, 2008, where as no Local Limited Partnerships were disposed of during the three months ended September 30, 2007. The decrease in equity in losses of Local Limited Partnerships in the 2008 period is due to fewer Local Limited Partnerships in the 2008 period. The Partnership had a decrease in investment revenue during the period ended September 30, 2008 related to the reimbursement of interest during the prior year.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                            (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

For the six months ended September 30, 2008, the Partnership's operations resulted in net income of $1,617,619 as compared to net income of $104,226 for the same period in 2007. The increase in net income is primarily due to a gain on disposal of investments in Local Limited Partnerships recognized in the 2008 period, and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in investment revenue. The increase in gain on disposal of investments in Local Limited Partnerships is due to the disposal of two Local Limited Partnerships with large proceeds during the six months ended September 30, 2008, where as no Local Limited Partnerships were disposed of during the six months ended September 30, 2007. The decrease in equity in losses of Local Limited Partnerships in the 2008 period is due to fewer Local Limited Partnerships in the 2008 period. The Partnership had a decrease in investment revenue during the period ended September 30, 2008 related to the reimbursement of interest during the prior year.

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

As of September 30, 2008, the Partnership's investment portfolio consisted of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,342 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $9,674,581, or $96.77 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the four Properties in which the Partnership has an interest expired by December 31, 2004. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships.

The Partnership has disposed of two Local Limited Partnership interests during the six month period ending September 30, 2008. The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                       (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Two Properties in which the Partnership had an interest as of June 30, 2008 and presently does through September 30, 2008, had stabilized operations and operated above break-even as of June 30, 2008. Two Properties in which the Partnership had an interest as of June 30, 2008 and presently does through September 30, 2008, generate cash flow deficits that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. On September 12, 2008, the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Walker Woods. The Partnership received $424,239, or $4.24 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $900,000, or $9.00, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that may have resulted in a mid 2008 disposal of the Partnership's interest in the Local Limited Partnership. On September 12, 2008, the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Wood Creek. The Partnership received $1,398,805, or $13.99 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $1,490,000, or $14.90, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interests in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                         (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnerships interests are currently expected to occur in the fiscal year ending March 31, 2010 and March 31, 2011, for Shoreline and Waterfront, respectively. The Managing General Partner does not expect these transactions to result in net sales proceeds to the Partnership. These transactions are expected to result in taxable income projected to be approximately $44,000,000, or $440 per Unit.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Partnership's internal control over financial reporting was effective.

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

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2008      BOSTON FINANCIAL QUALIFIED HOUSING TAX
                             CREDITS L.P. III

                         By:  Arch Street III, Inc.,
                              its Managing General Partner



                              /s/Greg Judge
                                --------------
                                 Greg Judge
                                 President
                                 Arch Street III, Inc.