Form 10-K
period 2009-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2009-07-15
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended March 31, 2009
                         ----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------   ------

                           Commission file number 01-18462

Boston Financial Qualified Housing Tax Credits L.P. III
        (Exact name of registrant as specified in its charter)


                 Delaware                         04-3032106
       ________________________                _________________
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                02110-1106
  _______________________________________               ______________
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (617)439-3911
                                                        ______________

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     |_| Yes |X|  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                   |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
       |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer |_|     Accelerated Filer |_|
Non-accelerated filer    |_|    Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12 b-2 of the Exchange Act).
                      |_| Yes |X| No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $99,610,000 as of March 31, 2009.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (a Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009


                                TABLE OF CONTENTS


PART I                                                               Page No.

   Item 1    Business                                                  K-4
   Item 2    Properties                                                K-7
   Item 3    Legal Proceedings                                         K-10
   Item 4    Submission of Matters to a
             Vote of Security Holders                                  K-11

PART II

   Item 5     Market for the Registrant's Units
              and Related Security Holder Matters                      K-11
   Item 7     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-11
   Item 8     Financial Statements and Supplementary Data              K-16
   Item 9     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                               K-16
   Item 9A    Controls and Procedures                                  K-16
   Item 9B    Other Information                                        K-17

PART III

   Item 10    Directors and Executive Officers
              of the Registrant                                        K-17
   Item 11    Management Remuneration                                  K-18
   Item 12    Security Ownership of Certain Beneficial
              Owners and Management                                    K-18
   Item 13    Certain Relationships and Related
              Transactions                                             K-18
   Item 14    Principal Accountant Fees and Services                   K-20
   Item 15    Exhibits, Financial Statement Schedules, and
              Director Independence                                    K-20


SIGNATURES                                                             K-21
----------

CERTIFICATIONS                                                        K-22
--------------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

West Dade (1)                                            Miami, FL                                  12/31/88
West Dade II (1)                                         Miami, FL                                  12/31/88
Regency Square (1)                                       Dayton, OH                                 03/13/89
Westwood Manor (1)                                       Flint, MI                                  02/21/89
Rolling Hills (1)                                        Dayton, OH                                 03/13/89
Boulevard Commons II (1)                                 Chicago, IL                                04/04/89
Boulevard Commons IIA (1)                                Chicago, IL                                04/04/89
Fox Run Housing  (1)                                     Victoria, TX                               04/07/89
Waterfront                                               Buffalo, NY                                04/28/89
Shoreline                                                Buffalo, NY                                04/28/89
Colony Apartments (1)                                    Columbia, SC                               05/19/89
Admiral Court (1)                                        Philadelphia, PA                           06/07/89
Crestwood (1)                                            Bridgeport, TX                             06/05/89
Elmwood Delmar (1)                                       Aurora, CO                                 05/16/89
El Jardin (1)                                            Davie, FL                                  06/14/89
Ashley Place (1)                                         Orlando, FL                                06/23/89
Willowick (1)                                            Gainesville, TX                            06/30/89
Kirkendall Heights (1)                                   Ellsworth, KS                              07/19/89
Bentley Hill (1)                                         Syracuse, KS                               06/30/89
Columbia Townhouses (1)                                  Burlington, IA                             07/28/89
Quartermill (1)                                          Richmond, VA                               08/02/89
Ponca Manor (1)                                          Satanta, KS                                07/28/89
Pearl Place (1)                                          Rossville, KS                              07/28/89
Crown Point (1)                                          Venus, TX                                  08/22/89
Godley Arms (1)                                          Godley, TX                                 08/25/89
Pilot Point (1)                                          Pilot Point, TX                            08/22/89
Sherwood Arms (1)                                        Keene, TX                                  08/22/89
South Holyoke (1)                                        Holyoke, MA                                08/29/89
Walker Woods (1)                                         Dover, DE                                  08/30/89
Lakeway Colony (1)                                       Lake Dallas, TX                            08/30/89
One Main Place (1)                                       Little Elm, TX                             08/22/89
Eaglewood (1)                                            Covington, TN                              09/06/89
Harbour View (1)                                         Staten Island, NY                          09/29/89
Georgetown II (1)                                        Georgetown, DE                             09/28/89
Granite V (1)                                            Boston, MA                                 09/29/89
Garden Plain (1)                                         Garden Plain, KS                           08/09/89
Fulton (1)                                               Fulton, KY                                 10/05/89
Lone Oak (1)                                             Graham, TX                                 10/06/89
Hallet West (1)                                          Hallettsville, TX                          11/20/89
Glenbrook (1)                                            St. Jo, TX                                 10/06/89
Eagles Nest (1)                                          Decatur, TN                                10/06/89
Billings Family (1)                                      Billings, MO                               08/09/89




                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Brownsville (1)                                          Brownsville, TN                            08/09/89
Sunnyhill Villa (1)                                      Wayne, NE                                  08/09/89
Longview (1)                                             Humboldt, KS                               10/13/89
Horseshoe Bend (1)                                       Horseshoe Bend, AR                         08/09/89
Briarwood II (1)                                         Lake Havasua, AZ                           10/04/89
Quail Run (1)                                            Iowa Park, TX                              10/06/89
Smithville (1)                                           Smithville, MO                             08/09/89
Aurora East Apartments (1)                               Denver, CO                                 11/06/89
Elver Park II (1)                                        Madison, WI                                11/09/89
Elver Park III (1)                                       Madison, WI                                11/09/89
Tucson Trails I (1)                                      Madison, WI                                11/22/89
Tucson Trails II (1)                                     Madison, WI                                11/23/89
Pleasant Plaza (1)                                       Malden, MA                                 12/01/89
241 Pine Street (1)                                      Manchester, NH                             12/04/89
Heather Oaks (1)                                         Oak Grove, MO                              11/24/89
Riverfront                                               Sunbury, PA                                12/26/89
Susquehanna View                                         Camp Hill, PA                              12/26/89
Breckenridge (1)                                         Duluth, GA                                 12/19/89
Wood Creek (1)                                           Calcium, NY                                12/15/89
Willow Lake (1)                                          Kansas City, MO                            12/20/89
Ashton Heights (1)                                       Bolivar, MO                                12/15/89
Fouche Valley (1)                                        Perryville, AR                             05/01/90
Altheimer (1)                                            Altheimer, AR                              04/18/90
Kyle Hotel (1)                                           Temple, TX                                 06/12/90
Diversey Square (1)                                      Chicago, IL                                12/01/90
Poplar Village (1)                                       Cumberland, KY                             12/30/90
Lexington (1)                                            Lexington, TN                              12/29/90


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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2009, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Riverfront Apartments, L.P. and Susquehanna View, L.P., representing 47.19%, have AIMCO Properties as Local General Partner; (ii) Waterfront Limited Partnership and Shoreline Limited Partnership, representing 52.81%, have Norstar as Local General Partner.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Partnership.

Item 2.  Properties

The Partnership currently owns limited partnership interests in four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                                      Capital Contributions
  Local Limited Partnership       Total                Paid            Mtge. Loans                                   Occupancy at
  Property Name                 Number of          Committed at        Through        Payable at         Type of       March 31,
  Property Location            Apts Units        March 31, 2009      March 31, 2009  December 31, 2008   Subsidy *       2009
 ----------------------------------------------------- ------------   -------------  ----------------  -----------   -----------

Shoreline Limited Partnership
Shoreline
Buffalo, NY                         142            1,079,318          1,079,318           9,478,406          None         33%

Waterfront Limited Partnership
Waterfront
Buffalo, NY                         472            3,597,307          3,597,307           32,950,984         None         61%

Riverfront Apartments, L.P.
Riverfront
Sunbury, PA                         199            1,984,908          1,984,908            5,165,214         Section 8    100%

Susquehanna View, L.P.
Susquehanna View. L.P.
Camp Hill, PA                       201            2,194,314          2,194,314            7,509,298         Section 8     99%
                                  -------       --------------        -------------   ---------------

                                   1,014       $   8,855,847        $ 8,855,847         $ 55,103,902
                                  ======       ==============      =============       ==============


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

Item 3.  Legal Proceedings

As described in previous periodic reports, in February, 2007, various Boston Financial public funds (the "Fund" or "Funds"), including Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership"), reached an agreement to resolve several lawsuits and pending disputes between the Partnership and the Funds and their general partners on the one hand, and a group of limited partner unit investors on the other hand. The group of investors included Park G.P., Inc., Bond Purchase, L.L.C. and various other entities related to David L. Johnson (the "Johnson Group") and Everest Housing Investors 2, LLC and various other Everest-related entities (the "Everest Group"; the Johnson Group and the Everest Group are hereinafter collectively referred to as the "Johnson and Everest Groups"). Per the terms of the parties' agreement, these lawsuits were then dismissed. The Johnson and Everest Groups further agreed at that time to refrain from interfering in various ways with the conduct of the business of the Partnership and the business of another Fund, Boston Financial Qualified Housing Tax Credits L.P. IV ("QH4").

Also as previously reported, beginning in November, 2007, the Johnson and Everest Groups filed new lawsuits against QH4 and its general partners in various jurisdictions, as part of an effort to replace the existing general partners with parties related to the Everest Group, to prevent QH4 from selling any of its assets without limited partner consent, and to interfere with specific arms length sales by QH4 of certain of its assets. QH4 responded with its own lawsuits against the Johnson and Everest Groups to block these efforts as well as to claim damages arising from the Johnson and Everest Groups' conduct. The following lawsuits concerning QH4 (collectively, the "Johnson/Everest Lawsuits"), were filed in the November 2007 through April 2008 time period:

o On November 29, 2007, QH4 and its general partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). Everest dismissed this lawsuit without prejudice on April 17, 2008.

o On or about, May 6, 2008, the same Everest parties referenced above in the 1st California lawsuit filed a nearly identical Complaint against QH4 and its general partners in the same Superior Court for the County of Los Angeles, California. Everest dismissed this 2nd California lawsuit without prejudice on November 11, 2008.

o On January 22, 2008, QH4 and its general partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell").

o On January 29, 2008, QH4 and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts.

o On April 22, 2008, QH4 and its general partners filed suit against the following defendants: Everest Housing Investors
                  2,  L.P.;   Everest  Management  LLC;  Everest   Properties,
                  Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase,L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; and Kevan D. Acord in the Superior Court for Suffolk County, Massachusetts.

Effective April 24, 2009, the Partnership, along with QH4 and several of the other Funds, reached an agreement with the Johnson and Everest Groups to resolve their disputes and the Johnson/Everest Lawsuits (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that (a) the parties exchange mutual releases and covenant not to bring lawsuits against each other in the future, (b) the parties dismiss claims and counterclaims asserted in the various lawsuits without prejudice, and (c) the Johnson and Everest Groups agree not to take a variety of actions which could interfere with the conduct of the business of the Partnership and other Funds. The Settlement Agreement also sets out a schedule for future cash distributions to the limited partners and for the eventual dissolution of the Partnership and QH4. The Settlement Agreement was attached as Exhibit 99-1 to the Partnership's Form 8-K filed on May 21, 2009.

In addition, effective April 24, 2009, the Partnership and QH4 entered into purchase agreements (the "Purchase Agreements") with certain members of the Johnson and Everest Groups permitting them to purchase, subject to various conditions and at specified prices which the Partnership believes represent fair market value, certain interests held by the Partnership and by QH4 in Local Limited Partnerships. The Settlement Agreement remains effective regardless of whether any of the Local Limited Partnership interests are purchased.

With respect to the Partnership, the Purchase Agreements provide for the purchase by affiliates of the Everest Group, for the total price of $200,000, of the Partnership's interests in:

         River Front Apartments, L.P., which owns a property in Sunbury, PA; and Susquehanna View, L.P., which owns a property in Camp Hill, PA.

The sale of these Partnership interests is expected to close in November 2009.

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

As of March 31, 2009, there were 4,923 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2009, no cash distributions were paid. A cash distribution of $9,772,329 was paid in the year ended March 31, 2008.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

As of March 31, 2009, the Partnership's investment portfolio consisted of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As of June 15, 2009, the Partnership's investment portfolio consisted of limited partnership interests in three Local Limited Partnerships. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

In May 2009, the Partnership distributed $2,403,000, or $24.03 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported property sales. In October 2007, the Partnership distributed $9,674,581, or $96.75 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the four Properties in which the Partnership has an interest expired by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in all three remaining Local Limited Partnerships.

The Partnership disposed of two Local Limited Partnership interests during the year ending March 31, 2009. Further, the Partnership disposed of one Local Limited Partnership interest in June 2009. The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs (zero and $116,428 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2009, the Partnership has cash and cash equivalents of $3,014,508 as compared with $1,424,937 at March 31, 2008. The increase is mainly attributable to the proceeds from the sale of investments in Local Limited Partnerships, offset by cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2009 and 2008, approximately $2,940,000 and $1,425,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,386,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,140,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 2009. A cash distribution of $9,772,329 was made during the year ended March 31, 2008. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2009 resulted in net income of $1,539,139 compared to net loss of $884,571 for the year ended March 31, 2008. The change to net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships and a decrease in impairment on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnerships during the prior year compared to the sale of two Local Limited Partnerships during the current year with large proceeds. Impairment on investments in Local Limited Partnerships decreased due to the Partnership recording an impairment for its investments in one Local Limited Partnership in the prior year. No impairment was recorded in the current year.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Two Properties in which the Partnership currently has an interest had stabilized operations and operated above breakeven as of December 31, 2008. Two Properties are operating below break even that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. On September 12, 2008 the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Walker Woods. The Partnership received $424,239, or $4.24 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The sale resulted in 2008 taxable loss of $97,952, or about $0.98, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that would result in a mid-2008 disposal of the Partnership's interest in the Local Limited Partnership. On September 12, 2008 the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Wood Creek. The Partnership received $1,413,851, or about $14.14 per Unit, for its interest. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The sale resulted in 2008 taxable loss of $224,885, or about $2.25, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner planned to exercise the Partnership's put option and transfer its interest in the Local Limited Partnership that owns and operates Fourche Valley, located in Perryville, Arkansas, in January 2008. Effective January 1, 2008, the Managing General Partner exercised the Partnership's right to transfer the Partnership's interest in Fourche Valley, for $5,000, or $.05 per Unit. The proceeds from this transfer have been retained in Reserves in accordance with and as permitted by the Partnership Agreement. The transaction resulted in 2008 taxable income of $206,467, or $2.06 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront and Shoreline, both located in Buffalo, New York, continue to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the developments. The mortgage loans on both Properties are payable only out of available cash flow and neither Property has made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Properties. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Properties. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interests in the Local Limited Partnerships for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnerships prior to the end of the Compliance Period. These transfers of the Local General Partner interests occurred during April 2005. The transfer of the Partnership's interest in Shoreline occurred June 8, 2009. The transaction did not result in any net sales proceeds to the Partnership. This transaction is expected to result in 2009 taxable income projected to be approximately $10,300,000, or about $103 per Unit. The transfer of the Partnership's interests in Waterfront is currently expected to occur in the fiscal year ending March 31, 2011. The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership. This transaction is expected to result in taxable income projected to be approximately $36,400,000, or $364 per Unit.

As previously reported, in accordance with the terms of their respective Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership's interest in the Local Limited Partnerships that owned River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA. The interests in the aforementioned Local Limited Partnerships were transferred to MMA River Front, L.P., and MMA Susquehanna View, L.P. (together, the "Transferee Partnerships"). The Partnership is the sole Limited Partner of each of the Transferee Partnerships. An affiliate of the Partnership is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of the Partnership.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement between the Partnership, QH IV, several of the Funds, and certain of their affiliates on the one hand, and the Johnson and Everest Groups on the other hand. When the Johnson and Everest Groups failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement of the same date, the Managing General Partner and certain members of the Johnson and Everest Groups have entered into Purchase Agreements which create rights for the Johnson and Everest Groups to acquire the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for cash at fair market prices, for an aggregate price of $200,000, or $2.00 per Unit. Currently this interest transfer is expected in November 2009.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership's operations or financial condition for the years ended March 31, 2009 and 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Partnership's internal control over financial reporting was effective.

Item 9B.  Other Information

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

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February, 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class
_______________                  _________________________                     _____________       _________________
   Limited                      Paco Development, LLC                             5,315.5 Units           5.32%
   Partner                      P.O. Box 34729
                                N.Kansas City MO 64116

   Limited                      Everest Management, LLC                           10,005 Units           10.01%
   Partner                      155 North Lake Avenue
                                Suite 1000
                                Pasadena, CA  91101

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2009. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2009 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds. Organization fees and expenses and selling expenses incurred on behalf of the Partnership of $11,832,395 were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. There were no organization fees and offering expenses paid in the two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner. There were no acquisition fees or expenses paid in the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Asset Management Fees incurred in each of the two years ended March 31, 2009 are as follows:

                                                                                   2009                  2008
                                                                             --------------        --------------

                                                      Asset management fees     $  56,523            $  61,427

 Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 are as follows:

                                                                                   2009                  2008
                                                                             --------------        --------------

                                                      Salaries and benefits
                                                      expense reimbursements    $  49,390            $  65,255

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners. No Cash distributions were made during the year ended March 31 ,2009. A cash distribution of $97,748 was made to the General Partners during the year ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates for the two years ended March 31, 2009 is presented in Note 4 to the Financial Statements.

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 as follows:

                                                                                   2009                  2008
                                                                             --------------        --------------

                                                                   Audit fees    $   59,786           $  70,268
                                                                    Tax fees     $    2,500           $   2,500

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)Exhibits

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


     By:   /s/Greg Judge                                Date:    July 15, 2009
           -------------------------------------                 -------------
           Greg Judge
           President
           Arch Street III, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Greg Judge                               Date:    July 15, 2009
           --------------------------------------                -------------
           Greg Judge
           President
           Arch Street III, Inc.


     By:   /s/Michael H. Gladstone                       Date:   July 15, 2009
           -----------------------------                         -------------
           Michael H. Gladstone
           Vice President
           Arch Street III, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                           Annual Report on Form 10-K
                        For the Year Ended March 31, 2009

                                      Index


                                                                    Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2009 and 2008                         F-2

Financial Statements

     Balance Sheets - March 31, 2009 and 2008                          F-3

     Statements of Operations - For the years ended
       March 31, 2009 and 2008                                         F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - For the years ended March 31, 2009 and 2008      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2009 and 2008                                         F-6

     Notes to the Financial Statements                                 F-7

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III

         We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two operating limited partnerships as of and for the year ended March 31, 2008 in which the Partnership owns limited partnership interest. The investment in such partnerships is stated at $100,463 at March 31, 2008 and the Partnership's equity in loss in those operating limited partnerships is stated at $619,613 for the year then ended. The financial statements of these operating limited partnerships were audited by other auditors whose report has been furnished to us, an our opinion, insofar as it relates to the information relating to these operating limited partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
July 15, 2009

..

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                 BALANCE SHEETS
                             March 31, 2009 and 2008




                                                                                2009                      2008
                                                                          ---------------          ----------------
Assets

Cash and cash equivalents                                                  $  3,014,508               $   1,424,937
Investments in Local Limited Partnerships (Note 3)                                    -                     116,428
Due from affiliate (Note 3)                     -                                     -                       5,000
                                                                        ---------------               -------------

   Total Assets                                                            $  3,014,508               $   1,546,365
                                                                           ============               =============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                  $       34,248             $      108,876
Accrued expenses                                                                   49,019                     45,387
                                                                            --------------             -------------
   Total Liabilities                                                               83,267                    154,263

General, Initial and Investor Limited Partners' Equity                          2,931,241                   1,392,102
                                                                             ------------               -------------
   Total Liabilities and Partners' Equity                                  $    3,014,508               $   1,546,365
                                                                           ==============               =============



  The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        --------------
Revenue:
   Investment                                                              $         36,381        $        447,853
   Other                                                                                  -                     895
                                                                           ----------------        ----------------
     Total Revenue                                                                   36,381                 448,748
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate  (Note 4)                                        56,523                  61,427
    Impairment  on investments in Local
       Limited Partnership (Note 3)                                                       -                 770,476
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $49,390
     and  $65,255 in 2009 and 2008, respectively) (Note 4)                          167,195                 234,711
   Amortization                                                                          -                    2,157
                                                                           ----------------        ----------------
     Total Expenses                                                                 223,718               1,068,771
                                                                           ----------------        ----------------

Loss before equity in income (losses) of Local Limited
    Partnerships and gain on sale of investments in
   Local Limited Partnerships                                                      (187,337)               (620,023)

Equity in income (losses) of Local
    Limited Partnerships (Note 3)                                                   901,803                (269,548)

Gain on sale of investments in Local Limited Partnerships (Note 3)                  824,673                   5,000
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $      1,539,139        $       (884,571)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         15,391        $         (8,846)
   Limited Partners                                                               1,523,748                (875,725)
                                                                           ----------------        ----------------
                                                                           $      1,539,139        $       (884,571)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (100,000 Units)                                                         $          15.24        $          (8.76)
                                                                           ================        ================

   The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                                    (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2009 and 2008





                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2007                      $     120,449     $        5,000     $   11,923,553    $   12,049,002

Cash distribution                                    (97,748)                 -         (9,674,581)       (9,772,329)

Net Loss                                              (8,846)                 -           (875,725)         (884,571)
                                               -------------     --------------     --------------    --------------

Balance at March 31, 2008                             13,855              5,000          1,373,247         1,392,102

Net Income                                            15,391                  -          1,523,748         1,539,139
                                               -------------     --------------     --------------    --------------

Balance at March 31, 2009                      $      29,246     $        5,000     $    2,896,995    $    2,931,241
                                               =============     ==============     ==============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        ---------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $      1,539,139        $       (884,571)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Equity in income (losses) of Local Limited Partnerships                       (901,803)                269,548
     Gain on sale of investments in Local Limited Partnerships                     (824,673)                 (5,000)
       Impairment on investments in Local Limited
        Partnerships                                                                      -                 770,476
     Amortization                                                                         -                   2,157
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Due from affiliate                                                             5,000                       -
       Due to affiliate                                                             (74,628)                 93,675
       Accrued expenses                                                               3,632                 (18,258)
                                                                           ----------------        ----------------
Net cash provided by (used for) operating activities                               (253,333)                228,027
                                                                           -----------------       ----------------

Cash flows from investing activities:
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         1,842,904                       -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         1,842,904                       -
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                                      -              (9,772,329)
                                                                           ----------------        ----------------
Net cash provided by (used for) financing activities                                      -              (9,772,329)
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                              1,589,571              (9,544,302)

Cash and cash equivalents, beginning                                              1,424,937              10,969,239
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $      3,014,508        $      1,424,937
                                                                           ================        ================


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At March 31, 2009 and 2008, the Managing General Partner has designated approximately $2,940,000 and $1,425,000, respectively, as Reserves.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs (zero and $116,428 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

Effect of New Accounting Principles

SFAS No. 157

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

SFAS No. 157 (continued)

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $3,014,508.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

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

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:

                                                                                   2009                2008
                                                                             ----------------    ---------------
Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships          $       8,855,847   $     12,158,227

Cumulative equity in losses of Local Limited Partnerships
(excluding  cumulative unrecognized losses of $58,573,097
and $56,474,725 at March 31, 2009 and 2008, respectively)                          (6,655,895)         (8,931,366)

Cumulative cash distributions received from Local Limited Partnerships               (954,292)         (1,168,959)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before adjustments                        1,245,660           2,057,902

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                      189,984             622,467

   Cumulative amortization of acquisition fees and expenses                           (54,168)           (209,754)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before valuation allowance                1,381,476           2,470,615

Valuation allowance on investments in Local Limited Partnerships                   (1,381,476)         (2,354,187)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships                                    $              -    $        116,428
                                                                             ================    ================

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2008 and 2007 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    -----------------
Assets:
   Investment property, net                                                  $     13,584,238    $     19,630,346
   Other assets                                                                     2,760,691           3,352,225
                                                                             ----------------    ----------------
     Total Assets                                                            $     16,344,929    $     22,982,571
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     55,103,902    $     61,454,447
   Other liabilities                                                               18,835,142          16,104,205
                                                                             ----------------    ----------------
     Total Liabilities                                                             73,939,044          77,558,652
                                                                             ----------------    ----------------

Partnership's deficiency                                                          (57,398,504)        (54,743,344)
Other partners' equity (deficiency)                                                  (195,611)            167,263
                                                                             -----------------   ----------------
     Total Partners' Deficiency                                                   (57,594,115)        (54,576,081)
                                                                             -----------------   ----------------
     Total Liabilities and Partners' Deficiency                              $     16,344,929    $     22,982,571
                                                                             ================    ================

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------

Rental and other income                                                      $      8,258,265    $      6,812,165
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        5,373,724           5,480,692
   Interest                                                                         3,394,292           3,492,197
   Depreciation and amortization                                                    1,149,544           1,286,200
                                                                             ----------------    ----------------
     Total Expenses                                                                 9,917,560          10,259,089
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,659,295)   $     (3,446,927)
                                                                             =================   ================

Partnership's share of Net Loss                                              $     (1,816,529)   $     (3,412,455)
                                                                             =================   ================
Other partners' share of Net Loss                                            $        157,234    $        (34,469)
                                                                             ================    ================

For the years ended March 31, 2009 and 2008, the Partnership has not recognized $3,155,728 and $3,142,907, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $437,396 were included in losses recognized in the year ended March 31, 2009.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($57,398,504) and ($54,743,344) at March 31, 2009 and 2008, respectively, differs from the Partnership's investments in Local Limited Partnerships before adjustments of $1,245,660 and $2,057,902 at March 31, 2009 and 2008,
respectively, primarily due to cumulative unrecognized losses as described above.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

For the year end March 31, 2009, two of the Local Limited Partnerships with a carrying value of zero were considered to have operating issues significant enough to warrant audit reports that raised substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, the Partnership believes Local General Partner obligations and adequate reserve levels will likely mitigate substantial risk to the Partnership.

The Partnership's investments in two Local Limited Partnerships were sold during the year ended March 31, 2009 resulting in a gain of $824,673. During the year ended March 31, 2008, the Partnership's investment in one Local Limited Partnership was sold resulting in a gain of $5,000. Proceeds from this sale of $5,000 were received in April, 2008.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $56,523 and $61,427 for the years ended March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, $63,296 and $60,804, respectively, were paid out of available cash flow for Asset Management Fees. As of March 31, 2009 and 2008, $9,051 and $15,824, respectively, is payable for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 is $49,390 and $65,255, respectively, that the Partnership has incurred for these expenses. During the years ended March 31, 2009 and 2008, salaries and benefits of $64,859 and $35,657, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2009 and 2008, $14,128 and $29,598, respectively, is payable for salaries and benefits.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2009 and 2008, $11,069 and $63,454, respectively, is reimbursable to the affiliate.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2009 and 2008 to the net income
(loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                      2009                    2008
                                                                               --------------       --------------

Net Income (Loss)  per financial statements                                      $   1,539,139       $    (884,571)

Equity in income (losses) of Local Limited Partnerships for financial reporting
   (tax) purposes in excess of equity in losses for
    tax (financial reporting) purposes                                                 56,240             (928,365)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (2,718,332)          (3,142,907)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (21,715)             (31,356)

Amortization not deductible for tax purposes                                                -                2,157

 Impairment on investments in Local Limited Partnership
   not deductible for tax purposes                                                          -              770,476

Gain on sale of investments in Local Limited Partnerships for financial reporting purposes in excess of loss on sale for
   tax purposes                                                                      (941,043)              (4,105)
                                                                               ---------------      ---------------

Net Loss  per tax return                                                       $   (2,085,711)      $   (4,218,671)
                                                                               ===============      ---------------

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $            -     $  (52,221,180)     $   52,221,180
                                                            ==============     ==============      ==============
Other assets                                                $    3,014,508     $   14,880,889      $  (11,866,381)
                                                            ==============     ==============      ==============
Liabilities                                                 $       83,267     $       77,297      $        5,970
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $53,688,000 greater than for financial reporting purposes, including approximately $58,573,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a valuation allowance of approximately $1,381,000 against its investments in Local Limited Partnerships for financial purposes;
(iii) the cumulative amortization of acquisition fees and expenses for financial reporting purposes is approximately $54,000; and (iv) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

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