Form 10-Q
period 2009-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2009-08-14
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2009
                               -----------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                 to
                               -------------         -----------------


                         Commission file number 01-18462

             Boston Financial Qualified Housing Tax Credits L.P. III
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                       04-3032106
       -----------------------------        ------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts             02110-1106
--------------------------------------------   --------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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

Large accelerated filer ___               Accelerated Filer  ___
Non-accelerated filer   ___               Smaller reporting company   X
(Do not check if a smaller reporting company)                       -------



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes       No  X .
                                  ______  ______

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheets  - June 30, 2009 (Unaudited) and
         March 31, 2009 (Audited)                                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2009 and 2008                                                  2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Three Months Ended June 30, 2009                               3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2009 and 2008                                            4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            17

Item 4.  Controls and Procedures                                                               17

PART II - OTHER INFORMATION
----------------------------

Items 1-6                                                                                      18

SIGNATURE                                                                                      19

CERTIFICATIONS                                                                                 20

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                                  BALANCE SHEET
                  June 30, 2009 (Unaudited) and March 31, 2009 (Audited)






                                                                               June 30                  March 31
                                                                          ---------------             -------------
Assets
--------
Cash and cash equivalents                                                  $     567,813              $   3,014,508
Investments in Local Limited Partnerships (Note 1)                                     -                          -
                                                                           --------------              -------------

   Total Assets                                                            $     567,813              $   3,014,508
                                                                           =============              =============

Liabilities and Partners' Equity
--------------------------------
Due to affiliate                                                           $      18,433             $      34,248
Accrued expenses                                                                  77,832                    49,019
                                                                           --------------             -------------
   Total Liabilities                                                              96,265                    83,267

General, Initial and Investor Limited Partners' Equity                           471,548                  2,931,241
                                                                           -------------              -------------
   Total Liabilities and Partners' Equity                                  $     567,813              $   3,014,508
                                                                           =============              =============



   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)




                                                                                 2009                    2008
                                                                           ----------------        ----------------
Revenue:
   Investment                                                              $          6,496        $          5,691
                                                                           -----------------       ----------------

Expenses:
   Asset management fees, affiliate                                                   9,051                  15,824
   General and administrative (includes reimbursements
     to an affiliate in the amount of $9,451 and
     $12,339 in 2009 and 2008, respectively)                                         54,739                  40,916
   Amortization                                                                           -                     540
                                                                           ----------------        ----------------
       Total Expenses                                                                63,790                  57,280
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                          (57,294)                (51,589)

Equity in losses of Local Limited Partnerships (Note 1)                                   -                 (67,419)
                                                                           ----------------        ----------------

Net Loss                                                                   $        (57,294)       $       (119,008)
                                                                           =================        ================

Net Loss allocated:
   General Partners                                                        $           (573)       $         (1,190)
   Limited Partners                                                                 (56,721)               (117,818)
                                                                           -----------------        -----------------
                                                                           $        (57,294)       $       (119,008)
                                                                           =================        =================
Net Loss per Limited Partner Unit
   (100,000 Units)                                                         $          (0.57)       $          (1.18)
                                                                           =================        =================



    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2009
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total
                                               -----------         -----------       --------------      -------------
Balance at March 31, 2009                      $    29,246        $   5,000        $   2,896,995       $  2,931,241

Cash distributions                                       -                -           (2,402,399)        (2,402,399)


Net Loss                                              (573)               -              (56,721)           (57,294)
                                               -------------     --------------     --------------     --------------

Balance at June 30, 2009                       $    28,673        $   5,000        $     437,875       $    471,548
                                               =============     ==============     ==============     ==============

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)




                                                                                   2009                  2008
                                                                              -------------        -------------

Net cash used for operating activities                                        $     (44,296)      $     (72,561)

Net cash provided by investing activities                                                 -               5,000

Net cash used for financing activities                                           (2,402,399)                  -
                                                                              --------------       --------------

Net decrease in cash and cash equivalents                                        (2,446,695)            (67,561)

Cash and cash equivalents, beginning                                              3,014,508           1,424,937
                                                                              --------------        -------------

Cash and cash equivalents, ending                                             $     567,813       $   1,357,376
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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2009. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships
______________________________________________
The Partnership currently owns limited partnership interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)
________________________________________________________
The following is a summary of investments in Local Limited Partnerships at June 30 and March 31, 2009:

                                                                                   June 30           March 31
                                                                             ----------------    ----------------
Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships          $       7,776,529   $       8,855,847

Cumulative equity in losses of Local Limited Partnerships
    (excluding  cumulative unrecognized losses of $45,937,670
    and $58,573,097 at June 30 and March 31, 2009, respectively)                   (5,556,571)         (6,655,895)

Cumulative cash distributions received from Local Limited Partnerships               (954,292)           (954,292)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before adjustments                        1,265,666           1,245,660

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                      167,439             189,984

   Cumulative amortization of acquisition fees and expenses                           (51,629)            (54,168)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before valuation allowance                1,381,476           1,381,476

Valuation allowance on investments in Local Limited Partnerships                   (1,381,476)         (1,381,476)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships                                    $              -    $              -
                                                                             ================    ================

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2009 and 2008 is $798,435 and $850,410, respectively. For the three months ended June 30, 2009 and 2008, the Partnership has not recognized $798,435 and $782,991, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the three months ended June 30, 2009, the Partnership sold its interest in one Local Limited Partnership, resulting in no net gain or loss.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Fair Value Measurements
____________________________
SFAS No. 157
_____________
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at June 30 and March 31, 2009 include cash equivalents of $567,813 and $3,014,508, respectively.

SFAS No. 159
_____________
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   New Accounting Principles
    ____________________________
FIN48-3
_______
In December 2008, the FASB issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 168
____________
In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Partnership's financial position or results of operations, but will change the way in which GAAP is referenced in the Partnership's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165
____________
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued. During this period, the Partnership did not have any recognizable subsequent events.

FAS 107-1 and APB 28-1
______________________
In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim disclosures about Fair Value Measurement", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Partnership's financial position or results of operations.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.   Significant Subsidiaries
_____________________________
The following Local Limited Partnership invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2009 or 2008 or net losses for the three months ended either June 30, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2009 and 2008:

Riverfront Apartments, L.P.                                                    2009                  2008
---------------------------                                            ---------------           ---------

Revenue                                                                     $  452,200            $  440,000
Net Loss                                                                    $  (66,700)           $  (68,100)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs (zero at June 30 and March 31, 2009). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                         (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
_______________________________
At June 30, 2009, the Partnership has cash and cash equivalents of $567,813 as compared with $3,014,508 at March 31, 2009. The decrease is mainly attributable to a cash distribution paid to Investor Limited Partners.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At June 30 and March 31, 2009, approximately $481,000 and $2,490,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,386,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2009, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,681,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions
__________________
During the three months ended June 30, 2009, the Partnership made cash distributions of $2,402,399. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next eighteen months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations
_____________________
The Partnership's results of operations for the three months ended June 30, 2009 resulted in net loss of $57,294 as compared to net loss of $119,008 for the same period in 2008. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership's investments in Local Limited Partnerships being zero and therefore no longer recognizing losses. The increase in general and administrative expenses is due to an increase in investor reporting and legal expenses.

Portfolio Update
_________________
The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The fiscal year of the Partnership ends on March 31.

Municipal Mortgage & Equity, LLC ("MuniMae") is in the process of selling substantially all of the assets of its Low Income Housing Tax Credit business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and/or Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and a second closing is scheduled for on or about August 31, 2009. The entire sale will be completed no later than December 31, 2009. Upon completion of the acquisition, the business will be owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and/or RECP ("Boston Financial"). The general partner of Boston Financial will be BFIM Management, LLC, a JEN affiliate. Effective as of July 30, 2009, MuniMae has engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Partnership. Most of the employees of MuniMae's LIHTC business have joined Boston Financial and BFIM; the operations of the business are to remain intact in the Boston office and the Partnership will continue to be managed and administered in the ordinary course.

Arch Street III, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street III Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, control of Arch Street is being transferred from entities controlled by MuniMae to one or more entities controlled by or associated with Boston Financial. The transfer is expected to occur on or about August 31, 2009, and will not change the organizational structure of the Partnership. The principal office and place of business of the Partnership subsequent to the transfer will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of June 30, 2009, the Partnership's investment portfolio consisted of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As of July 31, 2009, the Partnership's investment portfolio consisted of limited partnership interest in one Local Limited Partnership. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

In May 2009, the Partnership distributed $2,402,399, or $24.02 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported property sales. In October 2007, the Partnership distributed $9,674,581, or $96.75 per Unit to Limited Partners, representing a distribution from the proceeds of previously

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
___________________________
reported dispositions of sixty-three Properties and/or the Partnership's investment in the Local Limited Partnerships owning these Properties. The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the remaining property in which the Partnership has an interest expired by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnerships.

The Partnership disposed of one Local Limited Partnership interests during the three-months ending June 30, 2009 and two Local Limited Partnerships in July 2009. The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
___________________________
            o On January 29, 2008, QH4 and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts.

            o On April 22, 2008, QH4 and its general  partners filed suit in the
              Superior Court for Suffolk County, Massachusetts against the following defendants: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings,
              LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson;
              W. Robert Kohorst;  Danford M. Baker; Monte G. McDowell; and
              Kevan D. Acord.

Effective April 24, 2009, the Partnership, along with QH4 and several of the other Funds, reached an agreement with the Johnson and Everest Groups to resolve their disputes and the Johnson/Everest Lawsuits (the "Settlement Agreement"). Pursuant to the Settlement Agreement, on May 19, 2009, McDowell filed a dismissal of the Johnson/Everest Lawsuit pending in Johnson County, Kansas. On May 21, 2009, the parties filed with the Massachusetts court joint stipulations of dismissal with respect to the two Johnson/Everest Lawsuits initiated in Massachusetts.

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

With respect to the Partnership, the Purchase Agreements provide for the purchase by affiliates of the Everest Group, for the total price of $200,000, of the Partnership's interests in:

         River Front Apartments, L.P., which owns a property in Sunbury, PA; and Susquehanna View, L.P., which owns a property in Camp Hill, PA.

The sale of these Partnership interests closed on July 24, 2009.

Property Discussions
____________________
Two Properties in which the Partnership currently has an interest had stabilized operations and operated above breakeven as of March 31, 2009. Two Properties are operating below breakeven that the Local General Partner funds through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. On September 12, 2008 the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Walker Woods. The Partnership received $424,239, or $4.24 per Unit, for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The sale resulted in 2008 taxable loss of $97,952, or about $0.98, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement between the Partnership, Qualified Housing Tax Credits

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                              (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
L.P. IV, several of the Funds, and certain of their affiliates on the one hand, and the Johnson and Everest Groups on the other hand. When the Johnson and Everest Groups failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement of the same date, the Managing General Partner and certain members of the Johnson and Everest Groups entered into Purchase Agreements which created rights for the Johnson and Everest Groups to acquire the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for cash at fair market prices, for an aggregate price of $200,000, or $2.00 per Unit. The Johnson and Everest Groups' purchase of the Investor Limited Partner's interest was effective July 24, 2009. The Managing General Partner expects the sale of the Fund's interest in River Front Apartments to result in a 2009 estimated taxable gain of approximately $600,000, or about $6.00 per Unit. The Managing General Partner expects the sale of the Fund's interest in Susquenhanna View to result in a 2009 estimated taxable gain of approximately $3,330,000, or about $33.30 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                          (A Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures
__________________________________
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
_________________________________________
The Partnership's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the Partnership's internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Partnership's internal control over financial reporting was designed effectively.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2009

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                              (A Limited Partnership)


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2009            BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                 CREDITS L.P. III

                              By:  Arch Street III, Inc.,
                                   its Managing General Partner



                                 /s/Greg Judge
                                __________________
                                    Greg Judge
                                    President
                                    Arch Street III, Inc.