Form 10-Q
period 2009-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2009-11-16
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009
                            -----------------------------

                              OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from          to
                               ---------   -------


                     Commission file number 01-18462

           Boston Financial Qualified Housing Tax Credits L.P. III
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                               04-3032106
--------------------------------------        ----------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


   101 Arch Street, Boston, Massachusetts            02110-1106
--------------------------------------------   ------------------------
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

 Large accelerated filer ___                       Accelerated Filer  ___
 Non-accelerated filer   ___  (Do not check if a
 smaller reporting company)                        Smaller reporting company X
                                                                           ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes   No X .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheets  - September 30, 2009 (Unaudited) and
         March 31, 2009 (Audited)                                                               1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2009 and 2008                                             2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Six Months Ended September 30, 2009                            3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2009 and 2008                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            16

Item 4.  Controls and Procedures                                                               16

PART II - OTHER INFORMATION

Items 1-6                                                                                      17

SIGNATURE                                                                                      18

CERTIFICATIONS                                                                                 19


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                 BALANCE SHEETS
           September 30, 2009 (Unaudited) and March 31, 2009 (Audited)






                                                                              September 30          March 31
                                                                        -------------------      ---------------
Assets

Cash and cash equivalents                                                   $      483,292       $    3,014,508
Investment in Local Limited Partnership (Note 1)
                                                                                         -                    -

                                                                                -----------       --------------
   Total Assets                                                             $      483,292       $    3,014,508
                                                                                ===========      ===============

Liabilities and Partners' Equity

Due to affiliate                                                            $       22,329       $       34,248
Accrued expenses                                                                    33,523               49,019
                                                                               ---------------      ------------
   Total Liabilities                                                                55,852               83,267


General, Initial and Investor Limited Partners' Equity                             427,440            2,931,241
                                                                               -------------        -------------
   Total Liabilities and Partners' Equity                                   $      483,292        $   3,014,508
                                                                                ============        =============


  The accompanying notes are an integral part of these financial statements.


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                             STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)




                                                           Three Months Ended                    Six Months Ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                      2009                2008                2009                2008
                                                ---------------     ---------------     ---------------     ----------------
Revenue
   Investment                                   $         2,152     $         6,736     $         8,648     $         12,427
   Other                                                      4                   -                   4                    -
                                                ---------------     ---------------     ---------------     ----------------
       Total Revenue                                      2,156               6,736               8,652               12,427
                                                ---------------     ---------------     ---------------     ----------------

Expenses:
 Asset management fees, affiliate                         9,051              11,303              18,102               27,127
 General and administrative
(includes reimbursement to an
 affiliate in the amount of $13,677
 and $26,298 for the six months
 ended September 30, 2009 and 2008,
 respectively)                                           39,262              48,807              94,001               89,819
   Amortization                                               -                   -                   -                  444
                                                ---------------     ---------------     ---------------     ----------------
       Total Expenses                                    48,313              60,110             112,103              117,390
                                                ---------------     ---------------     ---------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on sale of investments in
   Local Limited Partnerships                           (46,157)            (53,374)           (103,451)            (104,963)

Equity in losses of Local Limited
   Partnerships (Note 1)                                      -             (33,043)                  -             (100,462)

Gain on sale of investments in
   Local Limited Partnerships (Note 1)                  200,000           1,823,044             200,000            1,823,044
                                                ---------------     ---------------     ---------------     ----------------

Net Income                                      $       153,843     $     1,736,627     $        96,549     $      1,617,619
                                                ===============     ===============     ===============     ================

Net Income  allocated:
   General Partners                             $         1,538     $        17,366     $           965     $         16,176
   Limited Partners                                     152,305           1,719,261              95,584            1,601,443
                                                ---------------     ---------------     ---------------     ----------------
                                                $       153,843     $     1,736,627     $        96,549     $      1,617,619
                                                ===============     ===============     ===============     ================

Net Income Per Limited Partner
   Unit (100,000 Units)                         $          1.52     $         17.19     $           .95     $          16.01
                                                ===============     ===============     ===============     ================

    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)


                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2009
                                Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2009                      $   29,246        $    5,000       $    2,896,995       $  2,931,241

Cash distributions                                      -                 -         (  2,600,350)
                                                                                                         (2,600,350)

Net Income                                            965                 -               95,584             96,549
                                               -------------     --------------     --------------     --------------

Balance at September 30, 2009                  $   30,211        $     5,000       $     392,229       $    427,440
                                               =============     ==============     ==============     ==============

    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)


                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2009 and 2008
                              (Unaudited)




                                                                                  2009                2008
                                                                              -------------       --------------

Net cash used for operating activities                                        $    (130,866)      $    (136,045)

Net cash provided by investing activities                                           200,000           1,823,044

Net cash used for financing activities                                           (2,600,350)                  -
                                                                              --------------      -------------

Net increase (decrease) in cash and cash equivalents                             (2,531,216)          1,686,999

Cash and cash equivalents, beginning                                              3,014,508           1,424,937
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     483,292       $   3,111,936
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2009 and 2008.

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

1.   Investment in Local Limited Partnership

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex, which is government-assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that Property is sold to third parties, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at September 30 and March 31, 2009:

                                                                               September 30          March 31
                                                                             ----------------    ---------------
Capital contributions paid to Local Limited Partnerships and purchase
 price paid to withdrawing partners of Local Limited Partnerships          $       3,597,307      $   8,855,847

Cumulative equity in losses of Local Limited Partnerships
 (excluding  cumulative unrecognized losses of $44,567,816
  and $58,573,097 at September 30 and March 31, 2009, respectively)               (3,664,427)        (6,655,895)

Cumulative cash distributions received from Local Limited Partnerships                     -           (954,292)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before adjustments                         (67,120)         1,245,660

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                      75,142            189,984

   Cumulative amortization of acquisition fees and expenses                           (8,022)           (54,168)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before valuation allowance                       -          1,381,476

Valuation allowance on investments in Local Limited Partnerships                           -         (1,381,476)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships                                    $             -    $             -
                                                                             ================    ================

The Partnership had recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2009 and 2008 is $1,101,551 and $1,786,212, respectively. For the six months ended September 30, 2009 and 2008, the Partnership has not recognized $1,101,551 and $1,685,750, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the six months ended September 30, 2009, the Partnership sold its investments in three Local Limited Partnerships, resulting in a net gain of $200,000. During the six months ended September 30, 2008, the Partnership sold its investments in two Local Limited Partnerships, resulting in a net gain of $1,823,044.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions to have a material effect on the Partnership's financial position, operations or cash flow. This authoritative guidance requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at September 30 and March 31, 2009 include cash equivalents of $483,292 and $3,014,508, respectively.

In February 2007, the FASB issued authoritative guidance which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value.

3.   New Accounting Principles

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued authoritative guidance which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. As required, the Partnership adopted this authoritative guidance effective April 1, 2007 and concluded that the effect was not material to its financial statements. In December 2008, the FASB issued additional authoritative guidance which deferred the effective date for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of this authoritative guidance by pass through and not-for-profit entities. If required, the General Partner may modify the Partnership's disclosures in accordance with the FASB's guidance.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                                (Unaudited)


3.   New Accounting Principles (continued)

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009. The Partnership has adopted this authoritative guidance with its September 30, 2009 reporting. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Partnership's financial position or results of operations, but did change the way in which GAAP is referenced in the Partnership's financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued.

Interim Disclosures about Fair Value Measurement

In April 2009, the FASB issued authoritative guidance which amends previous professional standards, to require disclosures about the fair value of financial instruments for interim reporting periods. The authoritative guidance, effective for interim and annual reporting periods ending after June 15, 2009, also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Partnership's financial position or results of operations.

4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of September 30, 2009 or 2008 or net losses for the six months then ended. The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2009 and 2008:

Riverfront Apartments, L.P.                                                 2009             2008
---------------------------                                            ---------------   -----------

Revenue                                                                $    N/A           $    440,100
Net Loss                                                               $    N/A           $    (68,000)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs (zero at September 30 and March 31, 2009). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                       (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2009, the Partnership has cash and cash equivalents of $483,292 as compared with $3,014,508 at March 31, 2009. The decrease is mainly attributable to cash distributions paid to Investor Limited Partners, partially offset by cash received from the sale of investments in Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At September 30 and March 31, 2009, approximately $445,000 and $2,490,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2009, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,647,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

During the six months ended September 30, 2009, the Partnership made cash distributions of $2,600,350. The Partnership is currently working on disposing of its interest in the Local Limited Partnership during the next eighteen months. This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of the outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended September 30, 2009, the Partnership's operations resulted in net income of $153,843 as compared to net income of $1,736,627 for the same period in 2008. The decrease in net income is primarily due to a larger gain on sale of investments in Local Limited Partnerships recognized in the 2008 period. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of two investments in Local Limited Partnerships with large proceeds during the three months ended September 30, 2008, whereas the sale of two investments in Local Limited Partnerships in the current quarter resulted in minimal proceeds. This decrease in net income is partially offset by a decrease in equity in losses. The decrease in equity in losses is caused by all investments in Local Limited Partnerships having a balance of zero as of September 30, 2009; therefore, the Partnership is no longer recognizing equity in losses.

Six Month Period

For the six months ended September 30, 2009, the Partnership's operations resulted in net income of $96,549 as compared to net income of $1,617,619 for the same period in 2008. The decrease in net income is primarily due to a larger gain on sale of investments in Local Limited Partnerships recognized in the 2008 period. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in two Local Limited Partnerships with large proceeds during the six months ended September 30, 2008, whereas the sale of three investments in Local Limited Partnerships during the six months ended September 30, 2009 resulted in minimal proceeds. This decrease in net income is partially offset by a decrease in equity in losses. The decrease in equity in losses is caused by all investments in Local Limited Partnerships having a balance of zero as of September 30, 2009; therefore, the Partnership is no longer recognizing equity in losses.

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

Municipal Mortgage & Equity, LLC ("MuniMae") has now sold substantially all of the assets of its Low Income Housing Tax Credit ("LIHTC") business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. The business is owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and RECP ("Boston Financial"). The general partner of Boston Financial is BFIM Management, LLC, a JEN affiliate. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Partnership. Most of the employees of MuniMae's LIHTC business have joined Boston Financial, the operations of the business are to remain intact in the Boston office and the Partnership will continue to be managed and administered in the ordinary course.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)


                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Arch Street III, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street III Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, control of the Managing General Partner and the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer will not change the organizational structure of the Partnership. The principal office and place of business of the Partnership will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of September 30, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

In August 2009, the Partnership distributed $197,951, or $1.98 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership's investments in the Local Limited Partnerships owning these properties. In May 2009, the Partnership distributed $2,402,399, or $24.02 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership's investments in the Local Limited Partnerships owning these properties. The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the remaining property in which the Partnership has an interest expired by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnership.

The Partnership disposed of two Local Limited Partnerships interests during the three months ending September 30, 2009. The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

Property Discussions

The remaining Property, in which the Partnership currently has an interest, operated below breakeven as of June 30, 2009. The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows. This Property, Waterfront, has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. In addition to the Property discussion for this one remaining property, included in the Property Discussions are any properties that have been dissolved in the current and prior fiscal year.

As previously reported, the Managing General Partner anticipated the Partnership's interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008. On September 12, 2008, the underlying Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned Walker Woods. The Partnership received $424,239, or $4.24 per Unit, for its interest in this Local Limited Partnership. On February 2, 2009, the Partnership received an additional $4,814, or $0.05 per Unit, from the final contingency holdback. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Managing General Partner does not expect to receive any further proceeds. The sale resulted in a 2008 taxable loss of $97,952, or about $0.98, per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement between the Partnership, Qualified Housing Tax Credits L.P. IV, several of the Funds, and certain of their affiliates on the one hand, and the Johnson and Everest Groups on the other hand. When the Johnson and Everest Groups failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out. The Managing General Partner then had flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Local Limited Partnerships. It is possible that such Local General Partner may contest this right to free transferability.

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement of the same date, the Managing General Partner and certain members of the Johnson and Everest Groups entered into Purchase Agreements which created rights for the Johnson and Everest Groups to acquire the Partnership's interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for cash at fair market prices, for an aggregate price of $200,000, or $2.00 per Unit. The Johnson and Everest Groups' purchase of the Investor Limited Partner's interest was effective July 24, 2009. The Managing General Partner expects the sale of the Partnerships interest in River Front Apartments to result in a 2009 estimated taxable gain of approximately $600,000, or about $6.00 per Unit. The Managing General Partner expects the sale of the Partnerships interest in Susquenhanna View to result in a 2009 estimated taxable gain of approximately $3,330,000, or about $33.30 per Unit. The Partnership no longer has an interest in these two Local Limited Partnerships.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. The Partnership's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining disclosure controls for the Partnership. The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of September 30, 2009, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership's internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2009

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                           (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 16, 2009               BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                      CREDITS L.P. III

                                 By:  Arch Street III, Inc.,
                                      its Managing General Partner



                                    /s/Kenneth J. Cutillo
                                     --------------------
                                       Kenneth J. Cutillo
                                       President
                                       Arch Street III, Inc.