Form 10-Q
period 2009-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2010-02-16
CIK 839345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2009
                              --------------------------------

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                      to
                               ------------------       -------------


                     Commission file number 01-18462

              Boston Financial Qualified Housing Tax Credits L.P. III
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                    04-3032106
------------------------------------       ---------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
--------------------------------------------   -----------------------
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

 Large accelerated filer ___                     Accelerated Filer  ___
 Non-accelerated filer   ___  (Do not check if
 a smaller reporting company)                    Smaller reporting company X
                                                                        -------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes   No X .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheets  - December 31, 2009 (Unaudited) and
         March 31, 2009 (Audited)                                                               1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2009 and 2008                                              2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Nine Months Ended December 31, 2009                            3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2009 and 2008                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            16

Item 4.  Controls and Procedures                                                               16

PART II - OTHER INFORMATION

Items 1-6                                                                                      17

SIGNATURE                                                                                      18

CERTIFICATIONS                                                                                 19


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)



                                 BALANCE SHEETS
           December 31, 2009 (Unaudited) and March 31, 2009 (Audited)




                                                                               December 31            March 31
                                                                        -------------------      ----------------
Assets

Cash and cash equivalents                                                     $   445,609             $ 3,014,508
Investment in Local Limited Partnership (Note 1)
                                                                                        -                       -
Other assets                                                                           77                       -
                                                                        --------------------         ------------


   Total Assets                                                                $  445,686            $  3,014,508
                                                                              ============        ===============

Liabilities and Partners' Equity

Due to affiliate                                                               $   14,278           $      34,248
Accrued expenses                                                                   36,467                  49,019
                                                                               ---------------      -------------
   Total Liabilities                                                               50,745                  83,267


General, Initial and Investor Limited Partners' Equity                            394,941               2,931,241
                                                                               -------------        -------------
   Total Liabilities and Partners' Equity                                      $  445,686          $    3,014,508
                                                                                ============        =============


   The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)




                                                                  Three Months Ended             Nine Months Ended
                                                  December 31,        December 31,        December 31,        December 31,
                                                      2009                2008                2009                2008
                                                ---------------     ---------------     ---------------     ----------------
Revenue
   Investment                                   $         1,167     $        13,284     $         9,815     $         25,711
   Other                                                      -                   -                   4                    -
                                                ---------------     ---------------     ---------------     ----------------
       Total Revenue                                      1,167              13,284               9,819               25,711
                                                ---------------     ---------------     ---------------     ----------------

Expenses:
   Asset management fees, affiliate                       9,051              20,345              27,153               47,472
   General and administrative
    (includes reimbursement to an
     affiliate in the amount of
     $18,903 and $35,262 for the
     nine months ended December 31, 2009
     and 2008, respectively)                             24,615              30,987             118,616              120,806
   Amortization                                               -                 221                   -                  665
                                                ---------------     ---------------     ---------------     ----------------
       Total Expenses                                    33,666              51,553             145,769              168,943
                                                ---------------     ---------------     ---------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on sale of investments in
   Local Limited Partnerships                           (32,499)            (38,269)           (135,950)            (143,232)

Equity in losses of Local Limited
   Partnerships (Note 1)                                      -                   -                   -             (100,462)

Gain on sale of investments in
   Local Limited Partnerships (Note 1)                        -              15,046             200,000            1,838,090
                                                ---------------     ---------------     ---------------     ----------------

Net Income                                      $       (32,499)    $       (23,223)    $        64,050     $      1,594,396
                                                ================    ================    ===============     ================

Net Income  allocated:
   General Partners                             $          (324)    $          (232)    $           641     $         15,944
   Limited Partners                                     (32,175)            (22,991)             63,409            1,578,452
                                                ----------------    ----------------    ---------------     ----------------
                                                $       (32,499)    $       (23,223)    $        64,050     $      1,594,396
                                                ================    ================    ===============     ================

Net Income Per Limited Partner
   Unit (100,000 Units)                         $         (0.32)     $        (0.23)     $          .64     $          15.78
                                                ================     ================    ===============    ================


    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)




                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners           Partners           Partners             Total

Balance at March 31, 2009                      $    29,246          $  5,000       $  2,896,995         $   2,931,241

Cash distributions                                       -                 -         (2,600,350)           (2,600,350)


Net Income                                             641                 -             63,409                64,050
                                               -------------     --------------     --------------     --------------

Balance at December 31, 2009                   $    29,887          $  5,000       $    360,054         $     394,941
                                               =============     ==============     ==============     ==============

 The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)




                                                                                  2009                2008
                                                                              -------------       -------------

Net cash used for operating activities                                        $    (168,549)      $    (214,533)

Net cash provided by investing activities                                           200,000           1,838,090

Net cash used for financing activities                                           (2,600,350)                  -
                                                                              --------------      -------------

Net increase (decrease) in cash and cash equivalents                             (2,568,899)          1,623,557

Cash and cash equivalents, beginning                                              3,014,508           1,424,937
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     445,609       $   3,048,494
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2009 and 2008.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at December 31 and March 31, 2009:

                                                                                December 31          March 31
                                                                             ----------------    ------------------
Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships          $       3,597,307   $       8,855,847

Cumulative equity in losses of Local Limited Partnerships
    (excluding  cumulative unrecognized losses of $44,966,181
    and $58,573,097 at December 31 and March 31, 2009, respectively)               (3,664,427)         (6,655,895)

Cumulative cash distributions received from Local Limited Partnerships                      -            (954,292)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before adjustments                          (67,120)          1,245,660

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       75,142             189,984

   Cumulative amortization of acquisition fees and expenses                            (8,022)            (54,168)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before valuation allowance                        -           1,381,476

Valuation allowance on investments in Local Limited Partnerships                            -          (1,381,476)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships                                    $              -    $              -
                                                                             ================    ================

The Partnership had recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2009 and 2008 is $1,614,245 and $2,453,762, respectively. For the nine months ended December 31, 2009 and 2008, the Partnership has not recognized $1,614,245 and $2,353,300, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the nine months ended December 31, 2009, the Partnership sold its investments in three Local Limited Partnerships, resulting in a net gain of $200,000. During the nine months ended December 31, 2008, the Partnership sold its investments in two Local Limited Partnerships, resulting in a net gain of $1,838,090.

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

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Partnership adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2009, the date the financial statements were issued.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance which amends existing consolidation guidance for variable interest entities. The guidance requires ongoing reassessment to determine whether a variable interest entity must be consolidated, requires additional disclosures regarding involvement with variable interest entities and disclosure of any significant changes in risk exposure due to that involvement. This guidance will be effective for the Partnership's fiscal year beginning April 1, 2010. The Partnership is currently evaluating the effects of this guidance on its financial statements.

4.   Significant Subsidiaries

None of the Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2009 or 2008 or net losses for the three months then ended.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs (zero at December 31 and March 31, 2009). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2009, the Partnership has cash and cash equivalents of $445,609 as compared with $3,014,508 at March 31, 2009. The decrease is mainly attributable to cash distributions paid to Investor Limited Partners, partially offset by cash received from the sale of investments in Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%. At December 31 and March 31, 2009, approximately $404,000 and $2,490,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of The Kyle Hotel. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2009, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,605,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

During the nine months ended December 31, 2009, the Partnership made cash distributions of $2,600,350. The Partnership is currently working on disposing of its interest in the Local Limited Partnership during the next twelve months. This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of the outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

For the three months ended December 31, 2009, the Partnership's operations resulted in a net loss of $32,499 as compared to a net loss of $23,223 for the same period in 2008. The increase in net loss is primarily due to a gain on sale of investments in Local Limited Partnerships recognized in the 2008 period while none was recognized in the 2009 period. This is partially offset by a decrease in general and administrative expenses and Asset Management Fees. The decrease in these expenses is driven by fewer Local Limited Partnerships invested in by the Partnership in 2009 as compared to the same quarter in 2008.

Nine Month Period

For the nine months ended December 31, 2009, the Partnership's operations resulted in net income of $64,050 as compared to net income of $1,594,396 for the same period in 2008. The decrease in net income is primarily due to a larger gain on sale of investments in Local Limited Partnerships recognized in the 2008 period due to the sale of investments in two Local Limited Partnerships with large proceeds during the nine months ended December 31, 2008. The sale of three investments in Local Limited Partnerships during the nine months ended December 31, 2009 resulted in minimal proceeds. This decrease in net income is partially offset by a decrease in equity in losses. The decrease in equity in losses is caused by all investments in Local Limited Partnerships having a balance of zero as of December 31, 2009; therefore, the Partnership is no longer recognizing equity in losses.

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

Arch Street III, Inc. is the Managing General Partner of the Partnership ("Arch Street") and Arch Street III Limited Partnership is the co-General Partner of the Partnership ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, control of the Managing General Partner and the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer did not change the organizational structure of the Partnership. The principal office and place of business of the Partnership will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

As of December 31, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The remaining Property, in which the Partnership currently has an interest, operated below breakeven as of September 30, 2009. The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows. This Property, Waterfront, has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. In addition to the Property discussion for this one remaining property, included in the Property Discussions are any properties that have been dissolved in the current and prior fiscal year.

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

As previously reported, Shoreline, located in Buffalo, New York, had operating deficits as a result of a soft rental market, low occupancy and deferred maintenance. The mortgage loan on the Property was payable only out of available cash flow and the Property had not made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property. In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period. This transfer of the Local General Partner interest occurred during April 2005. The transfer of the Partnership's interest in Shoreline occurred June 8, 2009. The transaction did not result in any net sales proceeds to the Partnership. This transaction is expected to result in 2009 taxable income projected to be approximately $10,300,000, or about $103 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Waterfront, located in Buffalo, New York, continues to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the development. The mortgage loan on the Property is payable only out of available cash flow and the Property has not made mortgage payments in several years. The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property. An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property. In return, the Partnership obtained both a put

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period. This transfer of the Local General Partner interest occurred during April 2005. The transfer of the Partnership's interests in Waterfront is currently expected to occur in the fiscal year ending March 31, 2011. The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership. This transaction is expected to result in taxable income projected to be approximately $36,400,000, or $364 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of December 31, 2009, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership's internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2009

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
                             (A Limited Partnership)

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 16, 2010 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                        CREDITS L.P. III

                          By:  Arch Street III, Inc.,
                               its Managing General Partner



                               /s/Kenneth J. Cutillo
                              -----------------------------
                                  Kenneth J. Cutillo
                                  President
                                  Arch Street III, Inc.