Form 10-K
period 2010-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2010-06-29
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2010

                                                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            ☐ Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                Accelerated Filer   ☐
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                                                                                                            ☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $99,610,000 as of March 31, 2010.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(a Limited Partnership)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I Page No.

Item 1 Business K-4
Item 2 Propertie K-7
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

CERTIFICATIONS K-22

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

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Date
Properties owned by		Interest
Local Limited Partnerships	Location	Acquired

West Dade (1)	Miami, FL	12/31/88
West Dade II (1)	Miami, FL	12/31/88
Regency Square (1)	Dayton, OH	03/13/89
Westwood Manor (1)	Flint, MI	02/21/89
Rolling Hills (1)	Dayton, OH	03/13/89
Boulevard Commons II (1)	Chicago, IL	04/04/89
Boulevard Commons IIA (1)	Chicago, IL	04/04/89
Fox Run Housing (1)	Victoria, TX	04/07/89
Waterfront	Buffalo, NY	04/28/89
Shoreline (1)	Buffalo, NY	04/28/89
Colony Apartments (1)	Columbia, SC	05/19/89
Admiral Court (1)	Philadelphia, PA	06/07/89
Crestwood (1)	Bridgeport, TX	06/05/89
Elmwood Delmar (1)	Aurora, CO	05/16/89
El Jardin (1)	Davie, FL	06/14/89
Ashley Place (1)	Orlando, FL	06/23/89
Willowick (1)	Gainesville, TX	06/30/89
Kirkendall Heights (1)	Ellsworth, KS	07/19/89
Bentley Hill (1)	Syracuse, KS	06/30/89
Columbia Townhouses (1)	Burlington, IA	07/28/89
Quartermill (1)	Richmond, VA	08/02/89
Ponca Manor (1)	Satanta, KS	07/28/89
Pearl Place (1)	Rossville, KS	07/28/89
Crown Point (1)	Venus, TX	08/22/89
Godley Arms (1)	Godley, TX	08/25/89
Pilot Point (1)	Pilot Point, TX	08/22/89
Sherwood Arms (1)	Keene, TX	08/22/89
South Holyoke (1)	Holyoke, MA	08/29/89
Walker Woods (1)	Dover, DE	08/30/89
Lakeway Colony (1)	Lake Dallas, TX	08/30/89
One Main Place (1)	Little Elm, TX	08/22/89
Eaglewood (1)	Covington, TN	09/06/89
Harbour View (1)	Staten Island, NY	09/29/89
Georgetown II (1)	Georgetown, DE	09/28/89
Granite V (1)	Boston, MA	09/29/89
Garden Plain (1)	Garden Plain, KS	08/09/89
Fulton (1)	Fulton, KY	10/05/89
Lone Oak (1)	Graham, TX	10/06/89
Hallet West (1)	Hallettsville, TX	11/20/89
Glenbrook (1)	St. Jo, TX	10/06/89
Eagles Nest (1)	Decatur, TN	10/06/89
Billings Family (1)	Billings, MO	08/09/89

Date
Properties owned by		Interest
Local Limited Partnerships	Location	Acquired

Brownsville (1)	Brownsville, TN	08/09/89
Sunnyhill Villa (1)	Wayne, NE	08/09/89
Longview (1)	Humboldt, KS	10/13/89
Horseshoe Bend (1)	Horseshoe Bend, AR	08/09/89
Briarwood II (1)	Lake Havasua, AZ	10/04/89
Quail Run (1)	Iowa Park, TX	10/06/89
Smithville (1)	Smithville, MO	08/09/89
Aurora East Apartments (1)	Denver, CO	11/06/89
Elver Park II (1)	Madison, WI	11/09/89
Elver Park III (1)	Madison, WI	11/09/89
Tucson Trails I (1)	Madison, WI	11/22/89
Tucson Trails II (1)	Madison, WI	11/23/89
Pleasant Plaza (1)	Malden, MA	12/01/89
241 Pine Street (1)	Manchester, NH	12/04/89
Heather Oaks (1)	Oak Grove, MO	11/24/89
Riverfront (1)	Sunbury, PA	12/26/89
Susquehanna View (1)	Camp Hill, PA	12/26/89
Breckenridge (1)	Duluth, GA	12/19/89
Wood Creek (1)	Calcium, NY	12/15/89
Willow Lake (1)	Kansas City, MO	12/20/89
Ashton Heights (1)	Bolivar, MO	12/15/89
Fouche Valley (1)	Perryville, AR	05/01/90
Altheimer (1)	Altheimer, AR	04/18/90
Kyle Hotel (1)	Temple, TX	06/12/90
Diversey Square (1)	Chicago, IL	12/01/90
Poplar Village (1)	Cumberland, KY	12/30/90
Lexington (1)	Lexington, TN	12/29/90

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership.  The Local General Partner of the remaining Local Limited Partnership is identified in the Acquisition Reports, which are incorporated herein by this reference.

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

The Partnership is managed by Arch Street III, Inc., the Managing General Partner of the Partnership.  The other General Partner of the Partnership is Arch Street III Limited Partnership.  The Partnership, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

The General Partners were affiliates of MMA Financial, Inc. Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership. On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

Item 2.  Properties

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which owns and operates a Property which qualifies for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Partnership's ownership interest in the Local Limited Partnership is 99%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency.  In general, the Tax Credits run for ten years from the date the Property is placed in service.  The required holding period (the "Compliance Period") of the Properties is fifteen years.  During these fifteen years, the  Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits, at all times during the Compliance Period.  Once the Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; and iii) loans which have repayment terms that are based on a percentage of cash flow.

The schedule on the following page provides certain key information on the Local Limited Partnership interest acquired by the Partnership.

		Capital Contributions
Local Limited Partnership		Total	Paid	Mtge. Loans		Occupancy at
Property Name	Number of	Committed at	Through	Payable at	Type of	March 31,
Property Location	Apt. Units	March 31, 2010	March 31, 2010	December 31, 2009	Subsidy	2010

Waterfront Limited Partnership
Waterfront
Buffalo, NY	472	$3,597,307	$3,597,307	$32,950,984	None	60%

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Property described above is generally six to twelve months.  The Managing General Partner believes the Property described herein is adequately covered by insurance.

Additional information required under this item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

As described in previous periodic reports, in February, 2007, various Boston Financial public funds (the “Fund” or “Funds”), including Boston Financial Qualified Housing Tax Credits L.P. III (the “Partnership”), reached an agreement to resolve several lawsuits and pending disputes between the Partnership and the Funds and their general partners on the one hand, and a group of limited partner unit investors on the other hand.  The group of investors included Park G.P., Inc., Bond Purchase, L.L.C. and various other entities related to David L. Johnson (the “Johnson Group”) and Everest Housing Investors 2, LLC and various other Everest-related entities (the “Everest Group”; the Johnson Group and the Everest Group are hereinafter collectively referred to as  the “Johnson and Everest Groups”).  Per the terms of the parties’ agreement, these lawsuits were then dismissed.  The Johnson and Everest Groups further agreed at that time to refrain from interfering in various ways with the conduct of the business of the Partnership and the business of another Fund, Boston Financial Qualified Housing Tax Credits L.P. IV (“QH4”).

Also as previously reported, beginning in November, 2007, the Johnson and Everest Groups filed new lawsuits against QH4 and its general partners in various jurisdictions, as part of an effort to replace the existing general partners with parties related to the Everest Group, to prevent QH4 from selling any of its assets without limited partner consent, and to interfere with specific arms length sales by QH4 of certain of its assets.  QH4 responded with its own lawsuits against the Johnson and Everest Groups to block these efforts as well as to claim damages arising from the Johnson and Everest Groups’ conduct.   The following lawsuits concerning QH4 (collectively, the “Johnson/Everest Lawsuits”), were filed in the November 2007 through April 2008 time period:

  On November 29, 2007, QH4 and its general partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, “Everest”).  Everest dismissed this lawsuit without prejudice on April 17, 2008.

  On or about, May 6, 2008, the same Everest parties referenced above in the 1st California lawsuit filed a nearly identical Complaint against QH4 and its general partners in the same Superior Court for the County of Los Angeles, California.  Everest dismissed this 2nd California lawsuit without prejudice on November 11, 2008

On January 22, 2008, QH4 and its general partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. (“McDowell”).

On January 29, 2008, QH4 and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts
.

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

Effective April 24, 2009, the Partnership, along with QH4 and several of the other Funds, reached an agreement with the Johnson and Everest Groups to resolve their disputes and the Johnson/Everest Lawsuits (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, on May 19, 2009, McDowell filed a dismissal of the Johnson/Everest Lawsuit pending in Johnson County, Kansas.  On May 21, 2009, the parties filed with the Massachusetts court joint stipulations of dismissal with respect to the two Johnson/Everest Lawsuits initiated in Massachusetts.

The Settlement Agreement provides, among other things, that (a) the parties exchange mutual releases and covenant not to bring lawsuits against each other in the future, (b) the parties dismiss claims and counterclaims asserted in the various lawsuits without prejudice, and (c) the Johnson and Everest Groups agree not to take a variety of actions which could interfere with the conduct of the business of the Partnership and other Funds.  The Settlement Agreement also sets out a schedule for future cash distributions to the limited partners and for the eventual dissolution of the Partnership and QH4.  The Settlement Agreement was attached as Exhibit 99-1 to the Partnership’s Form 8-K filed on May 21, 2009.

In addition, effective April 24, 2009, the Partnership and QH4 entered into purchase agreements (the “Purchase Agreements”) with certain members of the Johnson and Everest Groups permitting them to purchase, subject to various conditions and at specified prices which the Partnership believes represent fair market value, certain interests held by the Partnership and by QH4 in Local Limited Partnerships.  The Settlement Agreement remains effective regardless of whether any of the Local Limited Partnership interests are purchased.

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

As of March 31, 2010, there were 4,924 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually.  During the year ended March 31, 2010, a cash distribution of $2,626,623 was paid.  No cash distributions were paid in the year ended March 31, 2009.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. III was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner.  Both of the General Partners were affiliates of MMA Financial, Inc. Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership. On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

As of March 31, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

In August 2009, the Partnership distributed $197,951, or $1.98 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership’s investments in the Local Limited Partnerships owning these Properties.  In May 2009, the Partnership distributed $2,402,399, or $24.02 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership’s investments in the Local Limited Partnerships owning these Properties.  The Managing General Partner anticipates making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in recapture of a portion of the Property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired by December 31, 2006.  The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnership.

The Managing General Partner will continue to pursue the disposition of the Partnership’s remaining Local Limited Partnership interest.  The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2010, the Partnership has cash and cash equivalents of $381,970 as compared with $3,014,508 at March 31, 2009.  The decrease is mainly attributable to cash distributions to the Partners of the Partnership and cash used for operations offset by proceeds from the sale of investments in Local Limited Partnerships.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At March 31, 2010 and 2009, approximately $338,000 and $2,940,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2010, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,540,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2010, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $2,626,623 was made during the year ended March 31, 2010.  No cash distributions were made during the year ended March 31, 2009.  The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of their outcome on distributions.  Based on the results of 2009 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.  In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership’s results of operations for the year ended March 31, 2010 resulted in net income of $31,280 compared to net income of $1,539,139 for the year ended March 31, 2009.  The decrease in net income is primarily due to an decrease in gain on sale of investments in Local Limited Partnerships and equity in losses of Local Limited Partnerships.  The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of three Local Limited Partnerships during the current year with lower proceeds from the sale compared to the prior year’s sales.  The decrease in equity in losses of Local Limited Partnerships is due to the Partnership no longer recognizing losses in the current year.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property, in which the Partnership currently has an interest, operated below breakeven as of December 31, 2009.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  In addition to the Property discussion for this one remaining property, included in the Property Discussions are any properties that have been dissolved in the current and prior fiscal year.

As previously reported, the Managing General Partner anticipated the Partnership’s interest in the Local Limited Partnership that owns Walker Woods, located in Dover, Delaware, would be terminated upon the sale of the Property in late 2008.  On September 12, 2008, the underlying Property was sold, effectively terminating the Partnership’s interest in the Local Limited Partnership that owned Walker Woods.  The Partnership received $424,239, or $4.24 per Unit, for its interest in this Local Limited Partnership.  On February 2, 2009, the Partnership received an additional $4,814, or $0.05 per Unit, from the final contingency holdback.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, had retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent.  The Managing General Partner does not expect to receive any further proceeds.  The sale resulted in a 2008 taxable loss of $97,952, or about $0.98 per Unit.  The additional monies received in 2009, in addition to basis not previously written off, resulted in a 2009 tax loss of $8,840, or about $0.09 per Unit.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner and Local General Partner of Wood Creek, located in Calcium, New York, were exploring an exit strategy that would result in a mid-2008 disposal of the Partnership’s interest in the Local Limited Partnership.  On September 12, 2008 the underlying Property was sold, effectively terminating the Partnership’s interest in the Local Limited Partnership that owned Wood Creek.  The Partnership received $1,413,851, or about $14.14 per Unit, for its interest.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, had retained the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent.  The sale resulted in 2008 taxable loss of $224,885, or about $2.25, per Unit.  Basis not previously written off in 2008, resulted in a 2009 tax loss of $17,393, or about $0.17 per Unit.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Shoreline, located in Buffalo, New York, had operating deficits as a result of a soft rental market, low occupancy and deferred maintenance.  The mortgage loan on the Property was payable only out of available cash flow and the Property had not made mortgage payments in several years.  The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property.  An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property.  In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005.  The transfer of the Partnership’s interest in Shoreline occurred June 8, 2009.  The transaction did not result in any net sales proceeds to the Partnership.  This transaction resulted in a 2009 taxable gain of $10,538,837, or about $105.39 per Unit.  The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in accordance with the terms of their respective Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership’s interest in the Local Limited Partnerships that owned River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA.  The interests in the aforementioned Local Limited Partnerships were transferred to MMA River Front, L.P., and MMA Susquehanna View, L.P. (together, the “Transferee Partnerships”).  The Partnership is the sole Limited Partner of each of the Transferee Partnerships.  An affiliate of the Partnership is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of the Partnership.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership’s ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner’s consent.  As previously disclosed, these Local Limited Partnership Interests were originally expected to be sold as part of a settlement between the Partnership, Qualified Housing Tax Credits L.P. IV, several of the Funds, and certain of their affiliates on the one hand, and the Johnson and Everest Groups on the other hand.  When the Johnson and Everest Groups failed to exercise their option to purchase these Local Limited Partnership Interests, the above-described transfers were carried out.  The Managing General Partner then had flexibility in being able to dispose of the Partnership’s interest in the Local Limited Partnerships without the Local General Partners’ consent, expediting the Managing General Partner’s ability to liquidate the assets of, and dissolve, the Local Limited Partnerships.  It is possible that such Local General Partner may contest this right to free transferability.

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement of the same date, the Managing General Partner and certain members of the Johnson and Everest Groups entered into Purchase Agreements which created rights for the Johnson and Everest Groups to acquire the Partnership’s interests in River Front Apartments, L.P., located in Sunbury, PA, and Susquehanna View, L.P., located in Camp Hill, PA, for cash at fair market prices, for an aggregate price of $200,000, or $2.00 per Unit.  The Johnson and Everest Groups’ purchase of the Investor Limited Partner’s interest was effective July 24, 2009.  The sale of the Partnerships interest in River Front Apartments resulted in a 2009 taxable gain of $1,157,926, or about $11.58 per Unit.  The sale of the Partnerships interest in Susquehanna View resulted in a 2009 taxable gain of $3,860,588, or about $38.61 per Unit.  The Partnership no longer has an interest in these two Local Limited Partnerships.

As previously reported, Waterfront, located in Buffalo, New York, continues to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the development.  The mortgage loan on the Property is payable only out of available cash flow and the Property has not made mortgage payments in several years.  The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property.  An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property.  In return, the Partnership obtained both a put option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005.  The transfer of the Partnership’s interests in Waterfront is currently expected to occur in the fiscal year ending March 31, 2011.  The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership.  This transaction is expected to result in taxable income projected to be approximately $41,700,000, or $417 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership’s operations or financial condition for the years ended March 31, 2009 and 2008.

Since the Property benefits from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases.  In addition, any Tax Credits allocated to investors with respect to the Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

The Property in which the Partnership has invested is located in an area suffering from poor economic conditions.  Such conditions could have an adverse effect on the rent or occupancy levels at the Property.  Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors.  However, no assurance can be given in this regard.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report.  See Index on page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting.  This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2010.  Based on this assessment, management concluded that, as of March 31, 2010, the Partnership’s internal control over financial reporting was effective.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street III, Inc., a Massachusetts corporation (the “Managing General Partner”), an affiliate of Boston Financial.  The Managing General Partner was incorporated in August 1988.  The Investment Committee of the Managing General Partner approved all investments.  The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

Name Position

Kenneth J. Cutillo Chief Executive Officer

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 15 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees.  Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a “listed” issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934.  Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street III, Inc., the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2010, the following are the only entities known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

		Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Paco Development, LLC	5,315.5 Units	5.32%
Partner	P.O. Box 34729
	N. Kansas City
	MO 64116

Limited	Everest Management, LLC	10,005 Units	10.01%
Partner	155 North Lake Avenue
	Suite 1000
	Pasadena, CA 91101

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, all of which have been sold to the public as of March 31, 2010.  Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2010 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partners were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership.  Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses.   Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1.00% of Gross Proceeds.  Organization fees and expenses and selling expenses incurred on behalf of the Partnership of $11,832,395 were paid and reimbursed to an affiliate of the Managing General Partner.  Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds.  There were no organization fees and offering expenses paid in the two years ended  March 31, 2010.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.  Acquisition fees totaled 7.50% of the Gross Proceeds.  Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses did not exceed 2.00% of the Gross Proceeds. Acquisition fees totaling $7,500,000 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner.  Acquisition expenses totaling $1,587,834 were incurred and have been reimbursed to an affiliate of the Managing General Partner.  There were no acquisition fees or expenses paid in the two years ended March 31, 2010.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership.  The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee.  Asset Management Fees incurred in each of the two years ended March 31, 2010 are as follows:

	2010	2009

Asset management fees	$29,477	$56,523

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2010 are as follows:

	2010	2009

Salaries and benefits expense reimbursements	$24,682	$49,390

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street III, Inc. and Arch Street III L.P., receive 1% of cash distributions paid to partners.  A cash distribution of $26,273 was made to the General Partners during the year ended March 31, 2010.  No cash distributions were made during the year ended March 31, 2009.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates for the two years ended March 31, 2010 is presented in Note 4 to the Financial Statements.

Item 14.  Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2010 as follows:

	2010	2009

Audit fees	$50,131	$59,786
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2010.

Item 15.   Exhibits, Financial Statement Schedules and Director Independence

(a)  Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors’ reports relating thereto are submitted as a separate section of this Report.  See Index to the Financial Statements on page F-1 hereof.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

             By:  Arch Street III, Inc.
                     its Managing General Partner

By:: /:s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Financial Officer)

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Accounting Officer)

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Annual Report on Form 10-K
For the Year Ended March 31, 2010

Index

                                                                                                                             Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2010 and 2009                                               F-2

Financial Statements

Balance Sheets - March 31, 2010 and 2009                                                F-3

Statements of Operations - For the years ended
March 31, 2010 and 2009                                                                           F-4

Statements of Changes in Partners' Equity
 For the years ended March 31, 2010 and 2009                                      F-5

Statements of Cash Flows - For the years ended
March 31, 2010 and 2009                                                                           F-6

Notes to the Financial Statements                                                               F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. III

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
June 29, 2010

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

BALANCE SHEETS
March 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents	$381,970	$3,014,508
Investments in Local Limited Partnerships (Note 4)	-	-
Other assets	38	-
Total Assets	$382,008	$3,014,508

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$2,325	$34,248
Accrued expenses	43,785	49,019
Total Liabilities	46,110	83,267

General, Initial and Investor Limited Partners’ Equity	335,898	2,931,241
Total Liabilities and Partners' Equity	$382,008	$3,014,508

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Revenue:
Investment	$10,218	$36,381
Cash distribution income	4	-
Total Revenue	10,222	36,381

Expense:
Asset management fees, affiliate (Note 5)	29,477	56,523
General and administrative (includes reimbursements
to an affiliate in the amount of $24,682
and $49,390 in 2010 and 2009, respectively) (Note 5)	149,465	167,195
Total Expenses	178,942	223,718

Loss before equity in income of Local Limited
Partnerships and gain on sale of investments in
Local Limited Partnerships	(168,720)	(187,337)

Equity in income of Local Limited
Partnerships (Note 4)	-	901,803

Gain on sale of investments in Local Limited Partnerships (Note 4)	200,000	824,673

Net Income	$31,280	$1,539,139

Net Income allocated:
General Partners	$313	$15,391
Limited Partners	30,967	1,523,748
	$31,280	$1,539,139
Net Income per Limited Partner Unit
(100,000 Units)	$.31	$15.24

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2010 and 2009

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2008	$13,855	$5,000	$1,373,247	$1,392,102

Net Income	15,391	-	1,523,748	1,539,139

Balance at March 31, 2009	29,246	5,000	2,896,995	2,931,241

Cash distributions	(26,273)	-	(2,600,350)	(2,626,623)

Net Income	313	-	30,967	31,280

Balance at March 31, 2010	$3,286	$5,000	$327,612	$335,898

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Income	$31,280	$1,539,139
Adjustments to reconcile net income to net cash
used for operating activities:
Equity in income of Local Limited Partnerships	-	(901,803)
Gain on sale of investments in Local Limited Partnerships	(200,000)	(824,673)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(38)	-
Due from affiliate	-	5,000
Due to affiliate	(31,923)	(74,628)
Accrued expenses	(5,234)	3,632
Net cash used for operating activities	(205,915)	(253,333)

Cash flows from investing activities:
Proceeds received from sale of investments in Local
Limited Partnerships	200,000	1,842,904
Net cash provided by investing activities	200,000	1,842,904

Cash flows from financing activities:
Cash distribution	(2,626,623)	-
Net cash used for financing activities	(2,626,623)	-

Net increase (decrease) in cash and cash equivalents	(2,632,538)	1,589,571

Cash and cash equivalents, beginning	3,014,508	1,424,937

Cash and cash equivalents, ending	$381,970	$3,014,508

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P., which also serves as the Initial Limited Partner.  Both of the General Partners were affiliates of MMA Financial, Inc. Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership. On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

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

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At March 31, 2010 and 2009, approximately $338,000 and $2,940,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2009 and 2008 and for the years then ended.

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  The Partnership is subject to examination by major tax jurisdictions for tax years 2006 through 2009.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.  New Accounting Principles

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009.   The Partnership has adopted this authoritative guidance with its September 30, 2009 reporting.  The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Partnership’s financial position or results of operations, but did change the way in which GAAP is referenced in the Partnership’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

4.   Investments in Local Limited Partnerships

The Partnership currently owns a limited partnership interest in one Local Limited Partnership that was organized for the purpose of owning and operating a multi-family housing complex which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership’s interests in the Local Limited Partnership at the end of the Compliance Period at a nominal price.  In the event that the Property is sold to a third party, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.    Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2010 and 2009:

	2010	2009
Capital contributions paid to Local Limited Partnerships and purchase
price paid to withdrawing partners of Local Limited Partnerships	$3,597,307	$8,855,847

Cumulative equity in losses of Local Limited Partnerships
(excluding cumulative unrecognized losses of $43,275,556
and $58,573,097 at March 31, 2010 and 2009, respectively)	(3,664,427)	(6,655,895)

Cumulative cash distributions received from Local Limited Partnerships	-	(954,292)

Investments in Local Limited Partnerships before adjustments	(67,120)	1,245,660

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	189,984

Cumulative amortization of acquisition fees and expenses	(8,022)	(54,168)

Investments in Local Limited Partnerships before valuation allowance	-	1,381,476

Valuation allowance on investments in Local Limited Partnerships	-	(1,381,476)

Investments in Local Limited Partnerships	$-	$-

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2009 and 2008 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

	2009	2008
Assets:
Investment property, net	$202,452	$13,584,238
Other assets	184,860	2,760,691
Total Assets	$387,312	$16,344,929

Liabilities and Partners' Deficiency:
Mortgage notes payable	$32,950,984	$55,103,902
Other liabilities	10,855,348	18,835,142
Total Liabilities	43,806,332	73,939,044

Partnership's deficiency	(43,394,877)	(57,398,504)
Other partners' deficiency	(24,143)	(195,611)
Total Partners' Deficiency	(43,419,020)	(57,594,115)
Total Liabilities and Partners' Deficiency	$387,312	$16,344,929

Summarized Statements of Operations - for
the periods ended December 31,

	2009	2008

Rental and other income	$15,722,263	$8,258,265

Expenses:
Operating	2,076,890	5,373,724
Interest	2,919,395	3,394,292
Depreciation and amortization	902,663	1,149,544
Total Expenses	5,898,948	9,917,560

Net Income (Loss)	$9,823,315	$(1,659,295)

Partnership's share of Net Income (Loss)	$9,842,590	$(1,816,529)
Other partners' share of Net Income (Loss)	$(19,275)	$157,234

For the years ended March 31, 2010 and 2009, the Partnership has not recognized $150,555 and $3,155,728, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $9,993,145 and $437,396, respectively, were included in losses recognized in the years ended March 31, 2010 and 2009.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

The Partnership's deficiency as reflected by the Local Limited Partnerships of $43,394,877 and $57,398,504 at March 31, 2010 and 2009, respectively, differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(67,120) and $1,245,660 at March 31, 2010 and 2009, respectively, due to: (i) cumulative unrecognized losses as described above; and (ii) syndication costs charged to equity by the Local Limited Partnership that are not reflected in the Partnership’s investment in Local Limited Partnership.

For the year end December 31, 2009, the Local Limited Partnership with a carrying value of zero was considered to have operating issues significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership’s ability to continue as a going concern.  However, the Partnership believes Local General Partner obligations and adequate reserve levels will likely mitigate substantial risk to the Partnership.

The Partnership’s investments in three Local Limited Partnerships were sold during the year ended March 31, 2010 resulting in a gain of $200,000.  During the year ended March 31, 2009, the Partnership’s investments in two Local Limited Partnerships were sold resulting in a gain of $824,673.

5.  Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership.  Included in the Statements of Operations are Asset Management Fees of $29,477 and $56,523 for the years ended March 31, 2010 and 2009, respectively.  During the years ended March 31, 2010 and 2009, $36,203 and $63,296, respectively, were paid out of available cash flow for Asset Management Fees.  As of March 31, 2010 and 2009, $2,325 and $9,051, respectively, is payable for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2010 and 2009 is $24,682 and $49,390, respectively, that the Partnership has incurred for these expenses.  During the years ended March 31, 2010 and 2009, salaries and benefits of $38,810 and $64,859, respectively, were paid to the affiliate of the Managing General Partner.  As of March 31, 2010 and 2009, $0 and $14,128, respectively, is payable for salaries and benefits.

An affiliate of the General Partner was reimbursed for the actual cost of the Partnership's operating expenses.  As of March 31, 2010 and 2009, $0 and $11,069, respectively, is reimbursable to the affiliate.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2010 and 2009 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2009 and 2008:

	2010	2009

Net Income per financial statements	$31,280	$1,539,139

Equity in income/losses of Local Limited Partnerships for
financial reporting purposes in excess of equity in losses for
tax purposes	(12,071,244)	56,240

Recognition of previously unrecognized equity in losses of Local Limited
Partnerships recognized for financial reporting purposes,
net of current year unrecognized losses	9,842,590	-

Equity in Losses of Local Limited Partnerships not recognized for financials reporting purposes, net of current year
recognition of previously unrecognized losses	-	(2,718,332)

Adjustment to reflect March 31 fiscal year end to December 31
taxable year end	(12,001)	(21,715)

Gain on sale of investments in Local Limited Partnerships for financial reporting purposes in excess of gain/loss on sale for
tax purposes	15,331,118	(941,043)

Net Income (Loss) per tax return	$13,121,743	$(2,085,711)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$-	$(39,123,531)	$39,123,531
Other assets	$382,008	$12,278,081	$(11,896,073)
Liabilities	$46,110	$50,745	$(4,635)

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnerships for tax purposes is approximately $39,123,000 greater than for financial reporting purposes, including approximately $43,276,000 of losses the Partnership has not recognized for financial reporting purposes relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; and (ii) organizational and offering costs of

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes (continued)

approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$-	$(52,221,180)	$52,221,180
Other assets	$3,014,508	$14,880,889	$(11,866,381)
Liabilities	$83,267	$77,297	$5,970

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