Form 10-Q
period 2010-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2010-08-16
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2010

                                                                                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________   to

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
 Yes  X    No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                Page No.

Item 1.   Financial Statements

Balance Sheets - June 30, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                                  1

Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2010 and 2009                                                                                             2

Statement of Changes in Partners' Equity
(Unaudited) - For the Three Months Ended June 30, 2010                                                        3

Statements of Cash Flows (Unaudited) - For the
Three Months Ended June 30, 2010 and 2009                                                                             4

Notes to the Financial Statements (Unaudited)                                                                              5

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                    14

Item 4.   Controls and Procedures                                                                                                                   14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                              15

SIGNATURE                                                                                                                                                      16

CERTIFICATIONS                                                                                                                                            17

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

BALANCE SHEETS
June 30, 2010 (Unaudited) and March 31, 2010 (Audited)

	June 30	March 31
Assets

Cash and cash equivalents	$358,483	$381,970
Investment in Local Limited Partnership (Note 1)	-	-
Other assets	50	38
Total Assets	$358,533	$382,008

Liabilities and Partners' Equity

Due to affiliate	$2,317	$2,325
Accrued expenses	51,050	43,785
Total Liabilities	53,367	46,110

General, Initial and Investor Limited Partners’ Equity	305,166	335,898
Total Liabilities and Partners' Equity	$358,533	$382,008

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenue:
Investment	$361	$6,496

Expenses:
Asset management fees, affiliate	2,324	9,051
General and administrative (includes reimbursements
to an affiliate in the amount of $4,630 and
$9,451 in 2010 and 2009, respectively)	28,769	54,739
Total Expenses	31,093	63,790

Loss before equity in losses of Local Limited Partnerships	(30,732)	(57,294)

Equity in losses of Local Limited Partnerships (Note 1)	-	-

Net Loss	$(30,732)	$(57,294)

Net Loss allocated:
General Partners	$(307)	$(573)
Limited Partners	(30,425)	(56,721)
	$(30,732)	$(57,294)
Net Loss per Limited Partner Unit
(100,000 Units)	$(0.30)	$(0.57)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2010	$3,286	$5,000	$327,612	$335,898

Net Loss	(307)	-	(30,425)	(30,732)

Balance at June 30, 2010	$2,979	$5,000	$297,187	$305,166

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(23,487)	$(44,296)

Net cash used for financing activities	-	(2,402,399)

Net decrease in cash and cash equivalents	(23,487)	(2,446,695)

Cash and cash equivalents, beginning	381,970	3,014,508

Cash and cash equivalents, ending	$358,483	$567,813

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2010.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2010 and 2009 and for the three months then ended.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.  Investment in Local Limited Partnership

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex, which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period at nominal prices.  In the event that Property is sold to third parties, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.  Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at June 30 and March 31, 2010:

	June 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $43,816,427
and $43,275,556 at June 30 and March 31, 2010, respectively)	(3,664,427)	(3,664,427)

Investments in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	75,142

Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

The Partnership’s share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2010 and 2009 is $540,871 and $798,435, respectively.  For the three months ended June 30, 2010 and 2009, the Partnership has not recognized $540,871 and $798,435, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the three months ended June 30, 2009, the Partnership sold its investment in one Local Limited Partnerships, resulting in no net gain or loss.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2. New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

3.  Significant Subsidiaries

None of the Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership’s total assets or equity as of June 30, 2010 or 2009 or net losses for the three months then ended.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate, “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities (VIEs). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships and an obligation to absorb losses of the Local Limited Partnerships.  The general partners control the day-to-day operations of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

Liquidity and Capital Resources

At June 30, 2010, the Partnership has cash and cash equivalents of $358,483 as compared with $381,970 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At June 30 and March 31, 2010, approximately $307,000 and $338,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2010, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,509,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2010, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

During the three months ended June 30, 2010, the Partnership made no cash distributions. During the three months ended June 30, 2009, the Partnership made cash distributions of $2,402,399.  The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of the outcome on distributions.  Based on the results of 2009 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.  In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

For the three months ended June 30, 2010, the Partnership’s operations resulted in a net loss of $30,732 as compared to a net loss of $57,294 for the same period in 2009.  The decrease in net loss is primarily due to a decrease in general and administrative expenses, specifically salary and legal expenses.  The decrease in these expenses is driven by fewer Local Limited Partnerships invested in by the Partnership in 2010 as compared to the same quarter in 2009.

Portfolio Update

The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits.  The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.  Arch Street III, Inc. is the Managing General Partner of the Partnership.  Arch Street III Limited Partnership is the co-General Partner of the Partnership.  Arch Street III, Inc. is the general partner of Arch Street III Limited Partnership.  Arch Street III, Inc. and Arch Street III Limited Partnership are affiliates of Boston Financial.  The fiscal year of the Partnership ends on March 31.

As of June 30, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

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

•
On November 29, 2007, QH4 and its general partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, “Everest”).  Everest dismissed this lawsuit without prejudice on April 17, 2008.

•
On or about, May 6, 2008, the same Everest parties referenced above in the 1st California lawsuit filed a nearly identical Complaint against QH4 and its general partners in the same Superior Court for the County of Los Angeles, California.  Everest dismissed this 2nd California lawsuit without prejudice on November 11, 2008.

•	On January 22, 2008, QH4 and its general partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. (“McDowell”).

•	On January 29, 2008, QH4 and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts.

•
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

Property Discussions

The remaining Property, in which the Partnership currently has an interest, operated below breakeven as of March 31, 2010.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  In addition to the Property discussion for this one remaining property, included in the Property Discussions are any investments in Local Limited Partnerships that have been dissolved in the current and prior fiscal year.

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
( A Limited Partnership )

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Partnership’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Partnership.  The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART II        OTHER INFORMATION

Items 1-5       Not applicable

Item 6           Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2010

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010                                                                                                                                                                                                                            BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                                                                                                                                                                                                                                                   CREDITS L.P. III

                                                                                                                                                                                                                                                                     By:  Arch Street III, Inc.,
                                                                                                                                                                                                                                                                             its Managing General Partner

                                                                                                                                                                                                                                                                            /s/Kenneth J. Cutillo
                                                                                                                                                                                                                                                                                Kenneth J. Cutillo
                                                                                                                                                                                                                                                                                President
                                                                                                                                                                                                                                                                               Arch Street III, Inc.
                                                                                                                                                                                                                                                                              (Chief Executive Officer)