Form 10-Q
period 2010-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2010-11-15
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                                 September 30, 2010

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from_______________________________to

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
Yes   No  X   .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                            Page No.

Item 1.    Financial Statements

Balance Sheets - September 30, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                                                           1

Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2010 and 2009                                                                                                      2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30, 2010                                                                          3

Statements of Cash Flows (Unaudited) - For the
Six Months Ended September 30, 2010 and 2009                                                                                                4

Notes to the Financial Statements (Unaudited)                                                                                                       5

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                                                                     7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                                            14

Item 4.   Controls and Procedures                                                                                                                                           14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                                       15

SIGNATURE                                                                                                                                                                                16

CERTIFICATIONS                                                                                                                                                                      17

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

BALANCE SHEETS
September 30, 2010 (Unaudited) and March 31, 2010 (Audited)

	September 30	March 31
Assets

Cash and cash equivalents	$298,966	$381,970
Investment in Local Limited Partnership (Note 1)	-	-
Other assets	182	38
Total Assets	$299,148	$382,008

Liabilities and Partners' Equity

Due to affiliate	$2,324	$2,325
Accrued expenses	19,530	43,785
Total Liabilities	21,854	46,110

General, Initial and Investor Limited Partners’ Equity	277,294	335,898
Total Liabilities and Partners' Equity	$299,148	$382,008

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue
Investment	$324	$2,152	$685	$8,648
Other	-	4	-	4
Total Revenue	324	2,156	685	8,652

Expenses:
Asset management fees, affiliate	2,324	9,051	4,648	18,102
General and administrative
(includes reimbursement to an
affiliate in the amount of $11,706
and $13,677 for the six months
ended September 30, 2010 and 2009,
respectively)	25,872	39,262	54,641	94,001
Total Expenses	28,196	48,313	59,289	112,103

Loss before equity in losses of
Local Limited Partnerships and gain
on sale of investments in
Local Limited Partnerships	(27,872)	(46,157)	(58,604)	(103,451)

Equity in losses of Local Limited
Partnerships (Note 1)	-	-	-	-

Gain on sale of investments in
Local Limited Partnerships (Note 1)	-	200,000	-	200,000

Net Income (Loss)	$(27,872)	$153,843	$(58,604)	$96,549

Net Income (Loss) allocated:
General Partners	$(279)	$1,538	$(586)	$965
Limited Partners	(27,593)	152,305	(58,018)	95,584
	$(27,872)	$153,843	$(58,604)	$96,549

Net Income (Loss) Per Limited Partner
Unit (100,000 Units)	$(0.28)	$1.52	$(0.58)	$0.95

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2010	$3,286	$5,000	$327,612	$335,898

Net Loss	(586)	-	(58,018)	(58,604)

Balance at September 30, 2010	$2,700	$5,000	$269,594	$277,294

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(83,004)	$(130,866)

Net cash provided by investing activities	-	200,000

Net cash used for financing activities	-	(2,600,350)

Net decrease in cash and cash equivalents	(83,004)	(2,531,216)

Cash and cash equivalents, beginning	381,970	3,014,508

Cash and cash equivalents, ending	$298,966	$483,292

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2010 and 2009 and for the six months then ended.

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

The following is a summary of investment in Local Limited Partnership at September 30 and March 31, 2010:

	September 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $44,185,690
and $43,275,556 at September 30 and March 31, 2010, respectively)	(3,664,427)	(3,664,427)

Investment in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	75,142

Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.        Investment in Local Limited Partnership (continued)

The Partnership’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2010 and 2009 is $910,134 and $1,101,551, respectively.  For the six months ended September 30, 2010 and 2009, the Partnership has not recognized $910,134 and $1,101,551, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

3.        Significant Subsidiaries

None of the Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership’s total assets or equity as of September 30, 2010 or 2009 or net losses for the three months then ended.

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

Liquidity and Capital Resources

At September 30, 2010, the Partnership has cash and cash equivalents of $298,966 as compared with $381,970 at March 31, 2010.  The decrease is attributable to cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At September 30 and March 31, 2010, approximately $279,000 and $338,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2010, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,481,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2010, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

During the six months ended September 30, 2010, the Partnership made no cash distributions. During the six months ended September 30, 2009, the Partnership made cash distributions of $2,600,350.  The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of the outcome on distributions.  Based on the results of 2009 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Three Month Period

For the three months ended September 30, 2010, the Partnership’s operations resulted in net loss of $27,872 as compared to net income of $153,843 for the same period in 2009.  The change from net income in 2009 to net loss in 2010 is primarily due to a decrease in gain on sale of investments in Local Limited Partnerships.  No investments in Local Limited Partnerships have been sold in 2010 as compared to three in 2009.  This was offset by a decrease in asset management fees and general and administrative expenses in 2010.  These expenses generally relate to the number of investments in Local Limited Partnerships owned, so the decrease is due to the Partnership owning fewer investments in Local Limited Partnerships in 2010 than it did in 2009.

Six Month Period

For the six months ended September 30, 2010, the Partnership’s operations resulted in net loss of $58,604 as compared to net income of $96,549 for the same period in 2009.  The change from net income in 2009 to net loss in 2010 is primarily due to a decrease in gain on sale of investments in Local Limited Partnerships.  No investments in Local Limited Partnerships have been sold in 2010 as compared to three in 2009.  This was furthered by a decrease in interest income in 2010 due to a decline in average cash balances during the period.  These were offset by a decrease in asset management fees and general and administrative expenses in 2010.  These expenses generally relate to the number of investments in Local Limited Partnerships owned, so the decrease is due to the Partnership owning fewer investments in Local Limited Partnerships in 2010 than it did in 2009.

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

As of September 30, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

In August 2009, the Partnership distributed $197,951, or $1.98 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership’s investments in the Local Limited Partnerships owning these Properties.  In May 2009, the Partnership distributed $2,402,399, or $24.02 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership’s investments in the Local Limited Partnerships owning these Properties.  The Managing General Partner anticipates making one final distribution in the future.

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

Property Discussions

The remaining Property in which the Partnership currently has an interest operated below breakeven as of June 30, 2010.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  In addition to the Property discussion for this one remaining property, included in the Property Discussions are any investments in Local Limited Partnerships that have been dissolved in the current and prior fiscal year.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART II                  OTHER INFORMATION

Items 1-5                 Not applicable

Item 6                       Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2010

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010                                                           BOSTON FINANCIAL QUALIFIED HOUSING TAX
               CREDITS L.P. III

                                                                                             By:  Arch Street III, Inc.,
               its Managing General Partner

           /s/Kenneth J. Cutillo
                Kenneth J. Cutillo
                President
               Arch Street III, Inc.
             (Chief Executive Officer)