Form 10-Q
period 2010-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2011-02-14
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                                 December 31, 2010

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ______________________________________  to

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
Yes   No  X   .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                            Page No.

Item 1.    Financial Statements

Balance Sheets - December 31, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                                         1

Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2010 and 2009                                                                                         2

Statement of Changes in Partners' Equity
(Unaudited) - For the Nine Months Ended December 31, 2010                                                          3

Statements of Cash Flows (Unaudited) - For the
Nine Months Ended December 31, 2010 and 2009                                                                                4

Notes to the Financial Statements (Unaudited)                                                                                         5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                      7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                               14

Item 4.    Controls and Procedures                                                                                                                              14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                          15

SIGNATURE                                                                                                                                                                  16

CERTIFICATIONS                                                                                                                                                       17

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

BALANCE SHEETS
December 31, 2010 (Unaudited) and March 31, 2010 (Audited)

	December 31	March 31
Assets

Cash and cash equivalents	$279,711	$381,970
Investment in Local Limited Partnership (Note 1)	-	-
Other assets	139	38
Total Assets	$279,850	$382,008

Liabilities and Partners' Equity

Due to affiliate	$2,324	$2,325
Accrued expenses	26,186	43,785
Total Liabilities	28,510	46,110

General, Initial and Investor Limited Partners’ Equity	251,340	335,898
Total Liabilities and Partners' Equity	$279,850	$382,008

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue
Investment	$287	$1,167	$972	$9,815
Other	-	-	-	4
Total Revenue	287	1,167	972	9,819

Expenses:
Asset management fees, affiliate	2,323	9,051	6,971	27,153
General and administrative
(includes reimbursement to an
affiliate in the amount of $16,315
and $18,903 for the nine months
ended December 31, 2010 and 2009,
respectively)	23,918	24,615	78,559	118,616
Total Expenses	26,241	33,666	85,530	145,769

Loss before equity in losses of
Local Limited Partnerships and gain
on sale of investments in
Local Limited Partnerships	(25,954)	(32,499)	(84,558)	(135,950)

Equity in losses of Local Limited
Partnerships (Note 1)	-	-	-	-

Gain on sale of investments in
Local Limited Partnerships (Note 1)	-	-	-	200,000

Net Income (Loss)	$(25,954)	$(32,499)	$(84,558)	$64,050

Net Income (Loss) allocated:
General Partners	$(260)	$(324)	$(846)	$641
Limited Partners	(25,694)	(32,175)	(83,712)	63,409
	$(25,954)	$(32,499)	$(84,558)	$64,050

Net Income (Loss) Per Limited Partner
Unit (100,000 Units)	$(0.26)	$(.32)	$(0.84)	$0.64

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2010	$3,286	$5,000	$327,612	$335,898

Net Loss	(846)	-	(83,712)	(84,558)

Balance at December 31, 2010	$2,440	$5,000	$243,900	$251,340

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(102,259)	$(168,549)

Net cash provided by investing activities	-	200,000

Net cash used for financing activities	-	(2,600,350)

Net decrease in cash and cash equivalents	(102,259)	(2,568,899)

Cash and cash equivalents, beginning	381,970	3,014,508

Cash and cash equivalents, ending	$279,711	$445,609

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2010 and 2009 and for the nine months then ended.

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

The following is a summary of investment in Local Limited Partnership at December 31 and March 31, 2010:

	December 31	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $44,629,569
and $43,275,556 at December 31 and March 31, 2010, respectively)	(3,664,427)	(3,664,427)

Investment in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	75,142

Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The Partnership’s share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2010 and 2009 is $1,354,013 and $1,614,245, respectively.  For the nine months ended December 31, 2010 and 2009, the Partnership has not recognized $1,354,013 and $1,614,245, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

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

3.         Significant Subsidiaries

None of the Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership’s total assets or equity as of December 31, 2010 or 2009 or net losses for the three months then ended.

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

Liquidity and Capital Resources

At December 31, 2010, the Partnership has cash and cash equivalents of $279,711 as compared with $381,970 at March 31, 2010.  The decrease is attributable to cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At December 31 and March 31, 2010, approximately $253,000 and $338,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2010, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,455,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2010, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

During the nine months ended December 31, 2010, the Partnership made no cash distributions. During the nine months ended December 31, 2009, the Partnership made cash distributions of $2,600,350.  The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of the outcome on distributions.  Based on the results of 2009 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Three Month Period

For the three months ended December 31, 2010, the Partnership’s operations resulted in net loss of $25,954 as compared to net loss of $32,499 for the same period in 2009.  The decrease is net loss is attributable to a decrease in   in asset management fees.  This expense relates to the number of investments in Local Limited Partnerships owned, so the decrease is due to the Partnership owning fewer investments in Local Limited Partnerships in 2010 than it did in 2009.

Nine Month Period

For the nine months ended December 31, 2010, the Partnership’s operations resulted in net loss of $84,558 as compared to net income of $64,050 for the same period in 2009.  The change from net income in 2009 to net loss in 2010 is primarily due to a decrease in gain on sale of investments in Local Limited Partnerships.  No investments in Local Limited Partnerships have been sold in 2010 as compared to three in 2009.  This was furthered by a decrease in interest income in 2010 due to a decline in average cash balances during the period.  These were offset by a decrease in asset management fees and general and administrative expenses in 2010.  These expenses generally relate to the number of investments in Local Limited Partnerships owned, so the decrease is due to the Partnership owning fewer investments in Local Limited Partnerships in 2010 than it did in 2009.

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

As of December 31, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and which had generated Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

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

Property Discussions

The remaining Property in which the Partnership currently has an interest operated below breakeven as of September 30, 2010.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  In addition to the Property discussion for this one remaining property, included in the Property Discussions are any investments in Local Limited Partnerships that have been dissolved in the current and prior fiscal year.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

 In return, the Partnership obtained both a Put Option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005.  The transfer of the Partnership’s interests in Waterfront is currently expected to occur in the early Spring of 2011.  The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership.  This transaction is expected to result in taxable income projected to be approximately $42,600,000, or $426 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2010, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Partnership’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART II             OTHER INFORMATION

Items 1-5            Not applicable

Item 6                 Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2010

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011                                                           BOSTON FINANCIAL QUALIFIED HOUSING TAX
            CREDITS L.P. III

                                                                                     By:  Arch Street III, Inc.,
its Managing General Partner

 /s/Kenneth J. Cutillo
 Kenneth J. Cutillo
 President
Arch Street III, Inc.
(Chief Executive Officer)