Form 10-K
period 2011-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2011-06-29
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to

                                                         Commission file number                 0-18462

                                                 Boston Financial Qualified Housing Tax Credits L.P. III

                                                        (Exact name of registrant as specified in its charter)

                     Delaware                                                                                                      04-3032106
      (State or other jurisdiction of                                                            (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                                                       02110-1106
    (Address of principal executive offices)                                                         (Zip Code)

Registrant's telephone number, including area code                                          (617) 439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                                                                                                                     Name of each exchange on

Title of each class	Name of each exchange on which registered
None	None

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
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $99,610,000 as of September 30, 2010.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(a Limited Partnership)

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I                                                                                                                                                                                                                          Page No.

Item 1             Business                                                                                                                                                                                                 K-4
Item 2             Properties                                                                                                                                                                                               K-7
Item 3             Legal Proceedings                                                                                                                                                                                K-10
Item 4             (Removed and Reserved)                                                                                                                                                                    K-11

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
Item 11              Management Remuneration                                                                                                                                                           K-18
Item 12              Security Ownership of Certain Beneficial
       Owners and Management                                                                                                                                                              K-18
Item 13              Certain Relationships and Related
      Transactions and Director Independence                                                                                                                                    K-19
Item 14              Principal Accounting Fees and Services                                                                                                                                     K-20
Item 15              Exhibits, Financial Statement Schedules                                                                                                                                      K-20

SIGNATURES                                                                                                                                                                                                                 K-22

CERTIFICATIONS                                                                                                                                                                                                         K-23

PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") is a limited partnership formed on August 9, 1988 under the laws of the State of Delaware.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership interest ("Units") at $1,000 per Unit (Gross Proceeds is $100,000,000), adjusted for certain discounts.  The Partnership raised $99,610,000, net of discounts of $390,000, through the sale of 100,000 Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on May 30, 1989.  No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership originally invested as a limited partner or member in sixty-nine other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Partnership’s objectives are to:  (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during the Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.  There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any Tax Credits, the Partnership is in the process of disposing of its interests in Local Limited Partnerships.  The Partnership has disposed of its interests in sixty-eight Local Limited Partnerships, and the Partnership currently has only one Local Limited Partnership Interest remaining.  In general, sale of the Partnership’s interests in a Local Limited Partnership will be subject to various restrictions.  The Partnership will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Partnership (including tax credit recapture considerations).  Table A on the following pages lists the Properties originally acquired by Local Limited Partnerships in which the Partnership has invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership.  The Local General Partner of the remaining Local Limited Partnership is identified in the schedule in Item 2 of this Report.

The Property owned by the Local Limited Partnership in which the Partnership has invested is and will continue to be subject to competition from existing and future properties in the same area. The continued success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and cannot be predicted at this time.  Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Property is located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations.  In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow.  Since the Property benefits from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases.  In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.  Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street III, Inc. (the “Managing General Partner”).  The other General Partner of the Partnership is Arch Street III Limited Partnership (“Arch Street III L.P.”).  The Partnership, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.  The Partnership currently has no employees.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: (i) below market rate interest loans; (ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; and (iii) loans which have repayment terms that are based on a percentage of cash flow.

The schedule on the following page provides certain key information on the Local Limited Partnership interest currently invested in by the Partnership.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apt. Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy	2011

Waterfront Limited Partnership
Waterfront
Buffalo, NY
Norstar	472	$3,597,307	$3,597,307	$32,950,984	None	60%

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

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

Item 4.  (Removed and Reserved)

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

As of March 31, 2011, there were 4,925 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually.  No cash distributions were paid in the year ended March 31, 2011.  During the year ended March 31, 2010, a cash distribution of $2,626,623 was paid to Unit holders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates..

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes, some of which benefit from some form of federal, state or local assistance program and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P.  Both of the General Partners were affiliates of MMA Financial, Inc. Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership. On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

As of March 31, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex which had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

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

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in recapture of a portion of the Property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2006.

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

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE”). The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The investment in the Local Limited Partnership is made primarily to obtain Tax Credits on behalf of the Partnership’s investors.  The Tax Credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The general partners or managing members of the Local Limited Partnership are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentage, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investment in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the general partner or managing member of the Local Limited Partnership under the provisions of Tax Credit guarantees.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.  The Partnership may voluntarily provide advances to the Local Limited Partnership to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income in the Partnership’s statement of operations.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investment in Local Limited Partnership.  Periodically, the carrying values of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At March 31, 2011, the Partnership has cash and cash equivalents of $237,917 as compared with $381,970 at March 31, 2010.  The decrease is attributable to cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At March 31, 2011 and 2010, approximately $204,000 and $338,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2011, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,406,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of March 31, 2011, the Partnership had no contractual or other obligation to the Local Limited Partnership that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 2011.  A cash distribution of $2,626,623 was made during the year ended March 31, 2010.  The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next six months.  This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of their outcome on distributions.  Based on the results of 2010 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.  In addition, the Property may benefit from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

Results of Operations

The Partnership’s results of operations for the year ended March 31, 2011 resulted in net loss of $133,656 compared to net income of $31,280 for the year ended March 31, 2010.  The increase in net loss is primarily due to a decrease in gain on disposition of investments in Local Limited Partnerships.  The decrease in gain on disposition of investments in Local Limited Partnerships is due to a lack of Local Limited Partnership dispositions in the current year.  This was offset slightly by a decrease in general and administrative expenses and asset management fees.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property in which the Partnership currently has an interest operated below breakeven as of December 31, 2010.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  In addition to the Property discussion for this one remaining property, included in the Property Discussions are any investments in Local Limited Partnerships that have been dissolved in the current and prior fiscal year.

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

As previously reported, Waterfront, located in Buffalo, New York, continues to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the development.  The mortgage loan on the Property is payable only out of available cash flow and the Property has not made mortgage payments in several years.  The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property.  An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property.  In return, the Partnership obtained both a Put Option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005.  The transfer of the Partnership’s interests in Waterfront is currently expected to occur in the Fall of 2011.  The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership.  This transaction is expected to result in taxable income projected to be approximately $39,800,000, or $398 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the Partnership’s operations or financial condition for the years ended March 31, 2011 and 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2011.  Based on this assessment, management concluded that, as of March 31, 2011, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                                                        Position

Kenneth J. Cutillo                                  Chief Executive Officer

Greg Judge                                              Director

Michael H. Gladstone                            Director

Arch Street III L.P, a Massachusetts limited partnership, was organized in August 1988.  The General Partner of Arch Street III L.P. is Arch Street III, Inc.

The Managing General Partner provides day-to-day management of the Partnership.  Compensation is discussed in Item 11 of this Report.  Such day-to-day management does not include the management of the Property.

The business experiences of the persons listed above are described below.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 16 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

Greg Judge is Boston Financial’s Chief Operating Officer and has been employed by its predecessor companies since 1989. As Chief Operating Officer, Mr. Judge is responsible for structuring and arranging investment capital for Boston Financial’s tax credit funds, as well as overseeing the Finance and Acquisition groups. Mr. Judge has been a member of Boston Financial’s investment approval committee and executive leadership team for more than 11 years. Mr. Judge is a board member of the Affordable Housing Tax Credit Coalition and various other industry groups as well as a frequent industry lecturer. Mr. Judge received a B.A. from Colorado College and a M.B.A. from Boston University

Michael H. Gladstone is a Senior Vice President and the General Counsel of Boston Financial and has been employed by its predecessor companies since 1985.  Mr. Gladstone heads Boston Financial’s Capital Transactions group, which is responsible for property sales, refinancings, workouts and restructurings.  Prior to joining Boston Financial, Mr. Gladstone was with the law firm of Herrick & Smith. Mr. Gladstone has served on the advisory board of the Housing and Development Reporter and has lectured at Harvard University on affordable housing matters. He is a member of the Cornell Real Estate Council, National Association of Real Estate Investment Managers, and the Massachusetts Bar. Mr. Gladstone earned a BA from Emory University and a JD and MBA from Cornell University.

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

Item 11.  Management Remuneration

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street III L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2011, the following are the only entities known to the Partnership to be the beneficial owner of more than 5% of the total number of Units outstanding:

		Amount
Title of	Name and Address of	Beneficially
Class	Beneficial Owner	Owned	Percent of Class

Limited	Paco Development, LLC	5,315.5 Units	5.32%
Partner	P.O. Box 34729
	N. Kansas City
	MO 64116

Limited	Everest Management, LLC	10,005 Units	10.01%
Partner	155 North Lake Avenue
	Suite 1000
	Pasadena, CA 91101

The equity securities of the Partnership are registered under Section 12(g) of the Exchange Act and 100,000 Units were registered and sold to the public.  Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street III L.P. owns five Units not included in the 100,000 Units sold to the public.

Except as described in the preceding paragraph, neither the Managing General Partner, Arch Street III L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units.  The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an annual fee for services in connection with the administration of the affairs of the Partnership.  The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee.  Asset management fees incurred in each of the two years ended March 31, 2011 are as follows:

	2011	2010

Asset management fees	$9,330	$29,477

Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2011 are as follows:

	2011	2010

Salaries and benefits expense reimbursements	$20,637	$24,682

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners receive 1% of cash distributions paid to partners.  No cash distributions were made during the year ended March 31, 2011.   A cash distribution of $26,273 was made to the General Partners during the year ended March 31, 2010.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners and their affiliates for the two years ended March 31, 2011 is presented in the Notes to the Financial Statements.

Item 14.  Principal Accounting Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2011 as follows:

	2011	2010

Audit fees	$42,500	$50,131
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2011.

Item 15.  Exhibits, Financial Statement Schedules

(a)       1 and 2.  Financial Statements and Financial Statement Schedules

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

(b)       1.  Exhibits

Exhibit No. 3 - Organization Documents.

3.1
Amended and Restated Agreement of Limited Partnership, dated as of November 23, 1988 – incorporated by reference from Exhibit A to Prospectus contained in Form S-11 Registration Statement, File no. 33-24175.

Exhibit No. 31 Certification 302

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 Certification 906

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III

By:        Arch Street III, Inc.
its Managing General Partner

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Financial Officer)

By:       /s/Kenneth J. Cutillo                                                               Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street III, Inc
(Chief Accounting Officer)

By:       /s/Greg Judge                                                                           Date:           June 29, 2011
Greg Judge
                    Director
Arch Street III, Inc

By:       /s/Michael H. Gladstone                                                         Date:           June 29, 2011
Michael H. Gladstone
                    Director
Arch Street III, Inc

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

Annual Report on Form 10-K
For the Year Ended March 31, 2011

Index

                                                           Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2011 and 2010                                                                                                                         F-2

Financial Statements

Balance Sheets - March 31, 2011 and 2010                                                                                                                         F-3

Statements of Operations - For the years ended
March 31, 2011 and 2010                                                                                                                                                    F-4

Statements of Changes in Partners' Equity
- For the years ended March 31, 2011 and 2010                                                                                                             F-5

Statements of Cash Flows - For the years ended
March 31, 2011 and 2010                                                                                                                                                   F-6

Notes to the Financial Statements                                                                                                                                       F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Boston Financial Qualified Housing Tax Credits L.P. III

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. III as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
June 29, 2011

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

BALANCE SHEETS
March 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents	$237,917	$381,970
Investment in Local Limited Partnership (Note 4)	-	-
Other assets	95	38
Total Assets	$238,012	$382,008

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$6,682	$2,325
Accrued expenses	29,088	43,785
Total Liabilities	35,770	46,110

General, Initial and Investor Limited Partners’ Equity	202,242	335,898
Total Liabilities and Partners' Equity	$238,012	$382,008

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Revenue:
Investment	$1,220	$10,218
Cash distribution income	-	4
Total Revenue	1,220	10,222

Expense:
Asset management fees, affiliate (Note 5)	9,330	29,477
General and administrative (includes reimbursements
to an affiliate in the amount of $20,637
and $24,682 in 2011 and 2010, respectively) (Note 5)	125,546	149,465
Total Expenses	134,876	178,942

Loss before equity in losses of Local Limited Partnerships
and gain on disposition of investments in Local
Limited Partnerships	(133,656)	(168,720)

Equity in losses of Local Limited Partnerships (Note 4)	-	-

Gain on disposition of investments in
Local Limited Partnerships (Note 4)	-	200,000

Net Income (Loss)	$(133,656)	$31,280

Net Income (Loss) allocated:
General Partners	$(1,337)	$313
Limited Partners	(132,319)	30,967
	$(133,656)	$31,280
Net Income (Loss) per Limited Partner Unit
(100,000 Units)	$(1.32)	$0.31

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2011 and 2010

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2009	$29,246	$5,000	$2,896,995	$2,931,241

Cash distributions	(26,273)	-	(2,600,350)	(2,626,623)

Net Income	313	-	30,967	31,280

Balance at March 31, 2010	3,286	5,000	327,612	335,898

Net Loss	(1,337)	-	(132,319)	(133,656)

Balance at March 31, 2011	$1,949	$5,000	$195,293	$202,242

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(133,656)	$31,280
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Gain on disposition of investments in Local Limited
Partnerships	-	(200,000)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(57)	(38)
Due to affiliate	4,357	(31,923)
Accrued expenses	(14,697)	(5,234)
Net cash used for operating activities	(144,053)	(205,915)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	-	200,000
Net cash provided by investing activities	-	200,000

Cash flows from financing activities:
Cash distribution	-	(2,626,623)
Net cash used for financing activities	-	(2,626,623)

Net decrease in cash and cash equivalents	(144,053)	(2,632,538)

Cash and cash equivalents, beginning	381,970	3,014,508

Cash and cash equivalents, ending	$237,917	$381,970

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

1.      Organization

Boston Financial Qualified Housing Tax Credits L.P. III (the "Partnership") was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes, some of which benefit from some form of federal, state or local assistance program and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; ii) preserve and protect the Partnership's capital; iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P.  Both of the General Partners were affiliates of MMA Financial, Inc. Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial Investment Management, LP (“Boston Financial”).  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Partnership. On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Partnership ends on March 31.

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

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At March 31, 2011 and 2010, approximately $205,000 and $338,000, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale of the Partnership’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership’s debt will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less.

Concentration of Credit Risk

The Partnership invests its cash primarily in money market and demand deposit accounts with commercial banks.  At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts.  Management believes it mitigates its credit risk by investing in major financial institutions.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Investment in Local Limited Partnership

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE") because the owners of the equity at risk in the entity do not have the power to direct its operations.  In accordance with the accounting guidance for the consolidation of VIEs, the Partnership determines when it should include the assets, liabilities and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by the entity that is determined to be the VIE’s primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

The Partnership determines whether the Local Limited Partnership is a VIE and whether it is the primary beneficiary at the date of initial involvement with the Local Limited Partnership. The Partnership reassesses whether it is the primary beneficiary of the Local Limited Partnership on an ongoing basis based on changes in facts and circumstances.  In determining whether it is the primary beneficiary, the Partnership considers the purpose and activities of the Local Limited Partnership, including the variability and related risks the Local Limited Partnership incurs and transfers to other entities and their related parties.  If the Partnership determines that it is the primary beneficiary of the Local Limited Partnership, the Local Limited Partnership is consolidated within the Partnership’s financial statements.

The Partnership is involved with the Local Limited Partnership as a non-controlling equity holder.  The investment in the Local Limited Partnership is made primarily to obtain Tax Credits on behalf of the Partnership’s investors.  The Tax Credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The general partners or managing members are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.

The Partnership's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the general partner or managing member of the Local Limited Partnership under the provisions of Tax Credit guarantees.  The Partnership may be subject to additional losses to the extent of any additional financial support that the Partnership voluntarily provides in the future. The Partnership may voluntarily provide advances to the Local Limited Partnership to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership. In the event that the Local Limited Partnership has recorded other comprehensive income or loss, the Partnership will evaluate its impact on the Partnership and determine whether it should be included as other comprehensive income (loss) in the statement of partners’ equity (deficiency).  Under the equity method, the Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investment in Local Limited Partnership (continued)

Income from the Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income in the Partnership’s statement of operations.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investment in Local Limited Partnership and are being amortized on a straight-line basis over 35 years or until the Local Limited Partnership’s investment balance has been reduced to zero.

Management has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of December 31, 2010 and 2009 and for the years then ended.

The Partnership is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating the Property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investment in the Local Limited Partnership.  Periodically, the carrying value of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Partnership has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2007 through 2010.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued are evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.  New Accounting Principle

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

4.  Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a multi-family housing complex which is government-assisted.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at March 31, 2011 and 2010:

	2011	2010
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $45,180,634
and $43,275,556 at March 31, 2011 and 2010, respectively)	(3,664,427)	(3,664,427)

Cumulative cash distributions received from Local Limited Partnership	-	-

Investment in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	75,142

Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

Summarized financial information of the Local Limited Partnership in which the Partnership has invested as of December 31, 2010 and 2009 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interest on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

	2010	2009
Assets:
Investment property, net	$545,525	$202,452
Other assets	170,327	184,860
Total Assets	$715,852	$387,312

Liabilities and Partners' Deficiency:
Mortgage notes payable	$32,950,984	$32,950,984
Other liabilities	13,108,209	10,855,348
Total Liabilities	46,059,193	43,806,332

Partnership's deficiency	(45,299,955)	(43,394,877)
Other partners' deficiency	(43,386)	(24,143)
Total Partners' Deficiency	(45,343,341)	(43,419,020)
Total Liabilities and Partners' Deficiency	$715,852	$387,312

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investment in Local Limited Partnership (continued)

Summarized Statements of Operations - for
the periods ended December 31,

	2010	2009

Rental and other income	$1,679,467	$15,722,263

Expenses:
Operating	1,929,438	2,076,890
Interest	1,674,350	2,919,395
Depreciation and amortization	-	902,663
Total Expenses	3,603,788	5,898,948

Net Income (Loss)	$(1,924,321)	$9,823,315

Partnership's share of Net Income (Loss)	$(1,905,078)	$9,842,590
Other partners' share of Net Income (Loss)	$(19,243)	$(19,275)

For the years ended March 31, 2011 and 2010, the Partnership has not recognized $1,905,078 and $150,555, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $9,993,145 are included in losses recognized in the year ended March 31, 2010.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $45,299,955 and $43,394,877 at March 31, 2011 and 2010, respectively, differs from the Partnership's investment in Local Limited Partnership before adjustments of $(67,120) at March 31, 2011 and 2010 due to cumulative unrecognized losses as described above and syndication costs charged to equity by the Local Limited Partnership that are not reflected in the Partnership’s investment in Local Limited Partnership.

For the year ended March 31, 2011, the Local Limited Partnership, with a carrying value of zero, was considered to have operating issues significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership’s ability to continue as a going concern.  During 2011, the Local Limited Partnership will likely request assistance from the Partnership.  The Partnership may advance amounts to the Local Limited Partnership, but Partnership Reserve levels are not adequate to support all needed funding by the Local Limited Partnership.  The Partnership currently plans to dispose of its interest in this Local Limited Partnership to another party in 2011.

During the year ended March 31, 2010, the Partnership sold its interest in three Local Limited Partnerships.  The Partnership's investment value at the time of the sales was zero.  The Partnership received $200,000 from the sale of its interests in these Local Limited Partnerships resulting in a gain on disposition of investments in Local Limited Partnerships of $200,000 for the year ended March 31, 2010.

5.      Transactions with Affiliates

An affiliate of the General Partners receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual asset management fee for administering the affairs of the Partnership.  Asset management fees for the years ended March 31, 2011 and 2010 are $9,330 and $29,477, respectively.  During the years ended March 31, 2011 and 2010, $9,296 and $36,203, respectively, were paid out of available cash flow for asset management fees.  As of March 31, 2011 and 2010, $2,359 and $2,325, respectively, is payable for asset management fees.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.      Transactions with Affiliates (continued)

An affiliate of the General Partners is reimbursed for the cost of the Partnership's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2011 and 2010 are $20,637 and $24,682, respectively, that the Partnership has incurred for these expenses.  During the years ended March 31, 2011 and 2010, $16,315 and $38,810, respectively, were paid for these expenses.  As of March 31, 2011 and 2010, $4,323 and $0, respectively, is payable for salaries and benefits.

6.      Federal Income Taxes

The following schedule reconciles the reported financial statement net income (loss) for the fiscal years ended March 31, 2011 and 2010 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2010 and 2009:

	2011	2010

Net Income (Loss) per financial statements	$(133,656)	$31,280

Equity in income (losses) of Local Limited Partnerships for
financial reporting purposes in excess of equity in losses
for tax purposes	1,079,502	(12,071,244)

Recognition of previously unrecognized equity in losses of Local Limited
Partnerships recognized for financial reporting purposes,
net of current year unrecognized losses	-	9,842,590

Equity in losses of Local Limited Partnerships not recognized
for financial reporting purposes	(1,905,078)	-

Adjustment to reflect March 31 fiscal year end to December 31
taxable year end	16,328	(12,001)

Gain on disposition of investments in Local Limited Partnerships for tax purposes in excess of gain on disposition for financial
reporting purposes	-	15,331,118

Net Income (Loss) per tax return	$(942,904)	$13,121,743

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$-	$(39,949,107)	$39,949,107
Other assets	$238,012	$12,112,245	$(11,874,233)
Liabilities	$35,770	$28,510	$7,260

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnership for tax purposes is approximately $39,957,000 greater than for financial reporting purposes, including approximately $45,181,000 of losses the Partnership has not recognized for financial reporting purposes relating to the Local Limited Partnership whose cumulative equity in losses exceeded its total investment; and (ii) organizational and offering costs of

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes (continued)

approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investment in Local Limited Partnership	$-	$(39,123,531)	$39,123,531
Other assets	$382,008	$12,278,081	$(11,896,073)
Liabilities	$46,110	$50,745	$(4,635)

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses of Local Limited Partnership for tax purposes is approximately $39,132,000 greater than for financial reporting purposes, including approximately $43,276,000 of losses the Partnership has not recognized for financial reporting purposes relating to the Local Limited Partnership whose cumulative equity in losses exceeded its total investment; and (ii) organizational and offering costs of approximately $11,832,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.