Form 10-Q
period 2011-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2011-08-15
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2011

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ______________  to  _____________

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
 Yes  X    No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No  X  .

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

Yes____  No  X   .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                            Page No.

Item 1.    Financial Statements

Balance Sheets - June 30, 2011 (Unaudited) and
March 31, 2011 (Audited)                                                                                                                          1

Statements of Operations (Unaudited) - For the Three
 Months Ended June 30, 2011 and 2010                                                                                                   2

Statement of Changes in Partners' Equity
(Unaudited) - For the Three Months Ended June 30, 2011                                                                   3

Statements of Cash Flows (Unaudited) - For the
 Three Months Ended June 30, 2011 and 2010                                                                                        4

Notes to the Financial Statements (Unaudited)                                                                                           5

Item 2.    Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                                                                       7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                11

Item 4.     Controls and Procedures                                                                                                                              11

PART II. OTHER INFORMATION

Item 6.     Exhibits                                                                                                                                                              12

SIGNATURE                                                                                                                                                                    13

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
June 30, 2011 (Unaudited) and March 31, 2011 (Audited)

	June 30	March 31
Assets

Cash and cash equivalents	$227,258	$237,917
Investment in Local Limited Partnership (Note 1)	-	-
Other assets	52	95
Total Assets	$227,310	$238,012

Liabilities and Partners' Equity

Due to affiliate	$12,299	$6,682
Accrued expenses	37,440	29,088
Total Liabilities	49,739	35,770

General, Initial and Investor Limited Partners’ Equity	177,571	202,242
Total Liabilities and Partners' Equity	$227,310	$238,012

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue:
Investment	$228	$361
Total Revenue	228	361

Expenses:
Asset management fees, affiliate	2,359	2,324
General and administrative (includes reimbursements
to an affiliate in the amount of $3,258
and $4,630 in 2011 and 2010, respectively)	22,540	28,769
Total expenses	24,899	31,093

Loss before equity in loss of Local Limited Partnership	(24,671)	(30,732)

Equity in loss of Local Limited Partnership (Note 1)	-	-

Net Loss	$(24,671)	$(30,732)

Net Loss allocated:
General Partners	$(247)	$(307)
Limited Partners	(24,424)	(30,425)
	$(24,671)	$(30,732)
Net Loss per Limited Partner Unit
(100,000 Units)	$(0.24)	$(0.30)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2011	$1,949	$5,000	$195,293	$202,242

Net Loss	(247)	-	(24,424)	(24,671)

Balance at June 30, 2011	$1,702	$5,000	$170,869	$177,571

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(10,659)	$(23,487)

Net decrease in cash and cash equivalents	(10,659)	(23,487)

Cash and cash equivalents, beginning	237,917	381,970

Cash and cash equivalents, ending	$227,258	$358,483

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Qualified Housing Tax Credits L.P. III (the “Partnership”) for the year ended March 31, 2011.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations.  The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of March 31, 2011 and 2010 and for the three months then ended.

Generally, profits, losses, Tax Credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.      Investment in Local Limited Partnership

The Partnership currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted, multi-family housing complex.  The Partnership's ownership interest in the Local Limited Partnership is 99%.  The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at June 30, 2011 and March 31, 2011:

	June 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $45,657,022
and $45,180,634 at June 30 and March 31, 2011, respectively)	(3,664,427)	(3,664,427)

Investment in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	75,142	75,142

Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

The Partnership’s share of the net loss of the Local Limited Partnership for the three months ended June 30, 2011 and 2010 is $476,388 and $540,871 respectively.  For the three months ended June 30, 2011 and 2010, the Partnership has not recognized $476,388 and $540,871, respectively, of equity in loss related to the Local Limited Partnership because cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnership.

2.	New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

3.         Significant Subsidiaries

The Local Limited Partnership invested in by the Partnership does not represent more than 20% of the Partnership’s total assets or equity as of June 30, 2011 or 2010 or net losses for the three months then ended.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

The Partnership was formed on August 9, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships"), which own and operate apartment complexes (each, a “Property”), some of which benefit from some form of federal, state or local assistance program and all of which qualify for low-income housing tax credits (“Tax Credits”).  The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.  The General Partners of the Partnership are Arch Street III, Inc., which serves as the Managing General Partner, and Arch Street III L.P.  Both of the General Partners are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Partnership ends on March 31.

Critical Accounting Policies

The Partnership’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Partnership’s policy is as follows:

The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE”). The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The investment in the Local Limited Partnership is made primarily to obtain Tax Credits on behalf of the Partnership’s investors.  The Tax Credits generated by the Local Limited Partnership are not reflected on the books of the Partnership as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnership (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnership.  The Local General Partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Partnership, through its ownership percentage, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Partnership’s financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of the Local Limited Partnership, it accounts for its investment in the Local Limited Partnership using the equity method of accounting.  The Partnership's exposure to economic and financial statement losses is limited to its investment in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Partnership does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of Tax Credit guarantees.  The Partnership may be subject to additional losses to the extent of

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

any financial support that the Partnership voluntarily provides in the future.  The Partnership may voluntarily provide advances to the Local Limited Partnership to finance operations or to make debt service payments.  The Partnership assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership

Under the equity method, the investment is carried at cost, adjusted for the Partnership’s share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations.  A liability is recorded for delayed equity capital contributions to the Local Limited Partnership.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Partnership’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from the Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that the Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income in the Partnership’s statement of operations.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the value of its investment in Local Limited Partnership.  Periodically, the carrying value of the investment is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for the Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying value of the Local Limited Partnership will decline through losses and distributions.  However, the Partnership may record impairment losses if the expiration of Tax Credits outpaces losses and distributions from the Local Limited Partnership.

Liquidity and Capital Resources

At June 30, 2011, the Partnership has cash and cash equivalents of $227,258 as compared with $237,917 at March 31, 2011.  The decrease is attributable to cash used for operations.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At June 30 and March 31, 2011, approximately $182,000 and $204,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2011, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,384,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of June 30, 2011, the Partnership has no contractual or other obligation to the Local Limited Partnership that has not been paid or provided for.

Cash Distributions

During the three months ended June 30, 2011 and 2010, the Partnership made no cash distributions.

Results of Operations

For the three months ended June 30, 2011, the Partnership’s operations resulted in a net loss of $24,671 as compared to a net loss of $30,732 for the same period in 2010.  The decrease in net loss is primarily due to a decrease in general and administrative expenses.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the fund.

Portfolio Update

As of June 30, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex which had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

In August 2009, the Partnership distributed $197,951, or $1.98 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported dispositions of Properties and/or the Partnership’s investments in the Local Limited Partnerships owning these Properties.  The Managing General Partner does not anticipate making a final distribution in the future as the Fund’s reserve balance is almost depleted.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in recapture of a portion of the Property’s Tax Credits.  The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2006.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions

The remaining Property in which the Partnership currently has an interest operated below breakeven as of March 31, 2011.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership’s liquidity; or (ii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership.  Included in the Property Discussions is the discussion for this one remaining property.

As previously reported, Waterfront, located in Buffalo, New York, continues to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the development.  The mortgage loan on the Property is payable only out of available cash flow and the Property has not made mortgage payments in several years.  The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property.  An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property.  In return, the Partnership obtained both a Put Option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005.  The transfer of the Partnership’s interests in the Local Limited Partnership that owns Waterfront is currently expected to occur at the end of 2011.  The Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership.  This transaction is expected to result in taxable income projected to be approximately $39,800,000, or $398 per Unit.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

Item 3.                                  Quantitive and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Chief Executive Officer and Chief Financial Officer of the Managing General Partner (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Partnership.  The controls and procedures established by the Partnership are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2011, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation of the Partnership's controls that occurred during the Partnership’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART II.             OTHER INFORMATION

Item 6.                 Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011                                                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
CREDITS L.P. III

                                                                         By:         Arch Street III, Inc.,
                                                                                                        its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street III, Inc.
(Chief Executive Officer)