Form 10-Q
period 2011-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP III
filed 2011-11-14
CIK 839345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2011

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from____________________________to

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
 Yes  X    No_____.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X      No____.

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

Large accelerated filer   ___                                                                                                Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if a smaller reporting company)               Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).
Yes___  No  X   .

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. III
(A Limited Partnership)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                            Page No.

Item 1.    Financial Statements

Balance Sheets - September 30, 2011 (Unaudited) and
     March 31, 2011 (Audited)                                                                                                                        1

Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2011 and 2010                                                                                        2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30, 2011                                                            3

Statements of Cash Flows (Unaudited) - For the
Six Months Ended September 30, 2011 and 2010                                                                                  4

Notes to the Financial Statements (Unaudited)                                                                                         5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                      7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                               11

Item 4.    Controls and Procedures                                                                                                                             11

PART II. OTHER INFORMATION

Items 6.   Exhibits

SIGNATURE                                                                                                                                                                 13

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
September 30, 2011 (Unaudited) and March 31, 2011 (Audited)

	September 30	March 31
Assets

Cash and cash equivalents	$178,897	$237,917
Investment in Local Limited Partnership (Note 1)	-	-
Other assets	182	95
Total Assets	$179,079	$238,012

Liabilities and Partners' Equity

Due to affiliate	$17,047	$6,682
Accrued expenses	24,048	29,088
Total Liabilities	41,095	35,770

General, Initial and Investor Limited Partners’ Equity	137,984	202,242
Total Liabilities and Partners' Equity	$179,079	$238,012

The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Investment	$203	$324	$431	$685
Total Revenue	203	324	431	685

Expenses:
Asset management fees, affiliate	2,358	2,324	4,717	4,648
General and administrative
(includes reimbursements to an
affiliate in the amount of $2,390 and
$7,076 for the three months and $5,648 and $11,706 for the six months ended September 30, 2011
and 2010, respectively)	37,432	25,872	59,972	54,641
Total Expenses	39,790	28,196	64,689	59,289
Equity in loss of Local Limited
Partnership (Note 1)	-	-	-	-

Net Loss	$(39,587)	$(27,872)	$(64,258)	$(58,604)

Net Loss allocated:
General Partners	$(396)	$(279)	$(643)	$(586)
Limited Partners	(39,191)	(27,593)	(63,615)	(58,018)
	$(39,587)	$(27,872)	$(64,258)	$(58,604)

Net Loss Per Limited Partner
Unit (100,000 Units)	$(0.39)	$(0.28)	$(0.64)	$(0.58)

The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2011	$1,949	$5,000	$195,293	$202,242

Net Loss	(643)	-	(63,615)	(64,258)

Balance at September 30, 2011	$1,306	$5,000	$131,678	$137,984

The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(59,020)	$(83,004)

Net decrease in cash and cash equivalents	(59,020)	(83,004)

Cash and cash equivalents, beginning	237,917	381,970

Cash and cash equivalents, ending	$178,897	$298,966

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

The Managing General Partner has elected to report results of the Local Limited Partnership on a 90-day lag basis because the Local Limited Partnership reports its results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of June 30, 2011 and 2010 and for the six months then ended.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investment in Local Limited Partnership (continued)

The following is a summary of investment in Local Limited Partnership at September 30, 2011 and March 31, 2011:

	September 30	March 31
Capital contributions paid to Local Limited Partnership and purchase
price paid to withdrawing partners of Local Limited Partnership	$3,597,307	$3,597,307

Cumulative equity in losses of Local Limited Partnership
(excluding cumulative unrecognized losses of $46,024,522
and $45,180,634 at September 30 and March 31, 2011, respectively)	(3,664,427)	(3,664,427)

Investment in Local Limited Partnership before adjustments	(67,120)	(67,120)

Excess investment costs over the underlying assets acquired:
Acquisition fees and expenses	75,142	75,142
Cumulative amortization of acquisition fees and expenses	(8,022)	(8,022)

Investment in Local Limited Partnership	$-	$-

The Partnership’s share of the net loss of the Local Limited Partnership for the six months ended September 30, 2011 and 2010 is $843,888 and $910,134, respectively.  For the six months ended September 30, 2011 and 2010, the Partnership has not recognized $843,888 and $910,134, respectively, of equity in loss related to the Local Limited Partnership because cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnership.

2.	New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financial reporting or accounting.  The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership’s financial statements.

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

3.         Significant Subsidiaries

The Local Limited Partnership invested in by the Partnership does not represent more than 20% of the Partnership’s total assets or equity as of September 30, 2011 or 2010 or net losses for the three months then ended.

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

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of $178,897 as compared with $237,917 at March 31, 2011.  The decrease is attributable to cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 3.75%.  At September 30, 2011 and March 31, 2011, approximately $145,000 and $204,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,388,000 have been paid from Reserves.  To date, Reserve funds in the amount of approximately $534,000 also have been used to make additional capital contributions to four Local Limited Partnerships and the Partnership has paid approximately $452,000 (net of paydowns) to purchase the mortgage of one Local Limited Partnership.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2011, the Partnership has advanced approximately $1,578,000 to Local Limited Partnerships to fund operating deficits.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

                               Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations.  Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.  If Reserves are not adequate to cover the Partnership’s operations, the Partnership will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,347,000 of operating funds and proceeds from sales of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment.  Thus, as of September 30, 2011, the Partnership has no contractual or other obligation to the Local Limited Partnership that has not been paid or provided for.

Cash Distributions

During the six months ended September 30, 2011 and 2010, the Partnership made no cash distributions.

Results of Operations

Three Month Period

For the three months ended September 30, 2011, the Partnership’s operations resulted in net loss of $39,587 as compared to net loss of $27,872 for the same period in 2010. The increase in net loss is primarily due to an increase in general and administrative expenses necessary for the operations of the Partnership.

Six Month Period

For the six months ended September 30, 2011, the Partnership’s operations resulted in a net loss of $64,258 as compared to net loss of $58,604 for the same period in 2010. The increase in net loss is primarily due to an increase in general and administrative expenses necessary for the operations of the Partnership.

Portfolio Update

As of September 30, 2011, the Partnership’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex which had generated, but no longer generates, Tax Credits.  Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,340 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership’s prospectus.

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

Property Discussions

The remaining Property in which the Partnership currently has an interest operated below breakeven as of June 30, 2011.  The Local General Partner funds the Property deficits through project expense loans, subordinated loans or operating escrows.  This Property has had persistent operating difficulties that could have an adverse impact on the Partnership’s liquidity.  Included in the Property Discussions is the discussion for this one remaining Property.

As previously reported, Waterfront, located in Buffalo, New York, continues to have operating deficits as a result of a soft rental market, low occupancy and deferred maintenance, which impacts the marketability of the development.  The mortgage loan on the Property is payable only out of available cash flow and the Property has not made mortgage payments in several years.  The Managing General Partner and the Local General Partner commenced discussions regarding the options available to improve operations at, or dispose of, the Property.  An agreement was reached whereby the Managing General Partner would allow the Local General Partner to transfer its Local General Partner interest to a developer that will re-syndicate the Property.  In return, the Partnership obtained both a Put Option allowing the Partnership to transfer its interest in the Local Limited Partnership for a nominal sum and a pledge by the incoming Local General Partner to pay any Tax Credit recapture incurred due to the transfer of the Local Limited Partnership prior to the end of the Compliance Period.  This transfer of the Local General Partner interest occurred during April 2005. The compliance period ended in 2006. The transfer of the Partnership’s interest in the Local Limited Partnership that owns Waterfront is currently expected to occur at the end of 2011.  The Managing General Partner put its interest to the Local General Partner in September 2011; however, the Local General Partner has yet to accept it, an amendment to the Local Limited Partnership’s Partnership Agreement has not been filed with the Secretary of State and lender and agency consent has not been obtained. The Partnership is seeking the cooperation of the Local General Partner in obtaining lender and agency consent to the transfer of the Partnership’s Local Limited Partnership Interest; accordingly the Managing General Partner has engaged outside counsel to encourage the full cooperation of the Local General Partner with regard to facilitating the Partnership’s put option without resorting to costly litigation. As previously reported, the Managing General Partner does not expect this transaction to result in any net sales proceeds to the Partnership.  This transaction is expected to result in taxable income projected to be approximately $39,800,000, or $398 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2011, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Partnership’s internal controls over financial reporting identified in connection with the evaluation of the Partnership's controls that occurred during the Partnership’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

PART II. OTHER INFORMATION

Item 6.                 Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.  III
(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011                                 BOSTON FINANCIAL QUALIFIED HOUSING TAX
                                                                             CREDITS L.P. III

                                                                   By:  Arch Street III, Inc.,
                                                                                            its Managing General Partner

                                                                                            /s/Kenneth J. Cutillo
                                                                                             Kenneth J. Cutillo
                                                                                             President
                                                                                            Arch Street III, Inc.
                                                                                           (Chief Executive Officer)